Form 10-Q
period 2000-04-01
MRS FIELDS HOLDING CO INC
filed 2000-05-22
CIK 1071629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:     April 1, 2000

                                       or

[  ]     Transition  Report  Pursuant to  Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

For the Transition Period from       to

Commission File Number:


                       MRS. FIELDS' HOLDING COMPANY, INC.
                       ----------------------------------
               (Exact name of registrant specified in its charter)

         DELAWARE                                        87-0563475
-------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)


2855 East Cottonwood Parkway, Suite 400
    Salt Lake City, Utah                                 84121-7050
---------------------------------------          -------------------------------
(Address of principal executive offices)                 (Zip code)


                                 (801) 736-5600
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                      ----
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    yes     X no

The registrant had 3,387,019 shares of common stock, $0.001 par value, outstanding at May 16, 2000.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of April 1, 2000 and January 1, 2000....................  3

         Condensed Consolidated Statements of Operations for the 13 Weeks
             ended April 1, 2000 and April 3, 1999........................................................  5

         Condensed Consolidated Statements of Cash Flows for the 13 Weeks
             ended April 1, 2000 and April 3, 1999........................................................  6

         Notes to Condensed Consolidated Financial Statements.............................................  7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........... 14


PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................... 19

Item 6.   Exhibits and Reports on Form 8-K................................................................ 19



                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements


               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                     ASSETS

                                                                                           April 1,            January 1,
                                                                                             2000                  2000
                                                                                         -----------           -----------
                                                                                         (Unaudited)           (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                                           $      545              $   4,919
    Accounts receivable, net of allowance for doubtful accounts
       of $281 and $111, respectively                                                        4,037                  4,295
    Amounts due from franchisees and licensees, net of allowance
       for doubtful accounts of $903 and $821, respectively                                  4,120                  3,708
    Inventories                                                                              4,564                  4,977
    Prepaid rent and other                                                                   2,367                    697
    Deferred income tax assets, current portion                                              1,360                  1,360
                                                                                        ----------              ---------

                Total current assets                                                        16,993                 19,956
                                                                                        ----------              ---------

PROPERTY AND EQUIPMENT, at cost:
    Leasehold improvements                                                                  26,805                 26,698
    Equipment and fixtures                                                                  23,178                 22,540
    Land                                                                                       240                    240
                                                                                        ----------              ---------
                                                                                            50,223                 49,478
    Less accumulated depreciation and amortization                                         (22,735)               (20,813)
                                                                                        ----------              ---------

                Net property and equipment                                                  27,488                 28,665
                                                                                        ----------              ---------

DEFERRED INCOME TAX ASSETS, net of current portion                                           2,139                  2,139
                                                                                        ----------              ---------

GOODWILL, net of accumulated amortization of
    $23,751 and $21,310, respectively                                                      129,851                133,025
                                                                                        ----------              ---------

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated
    amortization of $3,989 and $3,700, respectively                                         12,773                 13,062
                                                                                        ----------              ---------

DEFERRED LOAN COSTS, net of accumulated amortization of
    $5,329 and $4,523, respectively                                                         11,831                 12,618
                                                                                        ----------              ---------

OTHER ASSETS                                                                                   520                    652
                                                                                        ----------              ---------

                                                                                        $  201,595              $ 210,117
                                                                                        ==========              =========


      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                 (in thousands, except share and per share data)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                       April 1,           January 1,
                                                                                         2000                2000
                                                                                     ----------          ----------
                                                                                     (Unaudited)         (Unaudited)

CURRENT LIABILITIES:
    Current portion of long-term debt                                                $      722          $      781
    Current portion of capital lease obligations                                            930                 842
    Accounts payable                                                                      5,743              10,514
    Accrued liabilities                                                                   2,682               2,851
    Current portion of store closure reserve                                              3,457               3,665
    Accrued salaries, wages and benefits                                                  3,088               3,180
    Accrued interest payable                                                              5,057               1,380
    Sales taxes payable                                                                     760               1,128
    Deferred income                                                                         122                 132
                                                                                     ----------          ----------

              Total current liabilities                                                  22,561              24,473

LONG-TERM DEBT, net of current portion                                                  177,933             176,672

STORE CLOSURE RESERVE, net of current portion                                             3,191               3,529

CAPITAL LEASE OBLIGATIONS, net of current portion                                         2,975               3,107
                                                                                     ----------          ----------

              Total liabilities                                                         206,660             207,781
                                                                                     ----------          ----------

MANDATORILY  REDEEMABLE  CUMULATIVE  PREFERRED  STOCK
    of PTI (a wholly owned subsidiary), aggregate liquidation
    preference of $1,070 at January 1, 2000                                                   -               1,070
                                                                                     ----------          ----------

MINORITY INTEREST                                                                           114                 111
                                                                                     ----------          ----------

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $.001 par value; 5,000,000 shares authorized
       and 3,387,019 shares outstanding                                                       3                   3
    Warrants to purchase common stock                                                     2,895               2,895
    Additional paid-in capital                                                           35,711              35,711
    Deferred compensation expense                                                          (385)               (385)
    Accumulated deficit                                                                 (43,403)            (37,069)
                                                                                     ----------          ----------

              Total stockholders' equity (deficit)                                       (5,179)              1,155
                                                                                     ----------          ----------

                                                                                     $  201,595          $  210,117
                                                                                     ==========          ==========


      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)



                                                                             13 Weeks Ended         13 Weeks Ended
                                                                             April 1, 2000           April 3, 1999
                                                                             --------------         --------------
                                                                               (Unaudited)             (Unaudited)

REVENUES:
    Net store and food sales                                                    $  33,796               $  37,129
    Franchising                                                                     5,946                   6,416
    Licensing                                                                         160                     447
                                                                                ---------               ---------

       Total revenues                                                              39,902                  43,992
                                                                                ---------               ---------

OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs                                              18,320                  21,393
    Cost of sales                                                                  10,967                  11,931
    General and administrative                                                      5,121                   5,379
    Depreciation and amortization                                                   5,670                   5,409
                                                                                ---------               ---------

       Total operating costs and expenses                                          40,078                  44,112
                                                                                ---------               ---------

          Loss from operations                                                       (176)                   (120)
                                                                                ---------               ---------

OTHER INCOME (EXPENSE), net:
    Interest expense                                                               (6,138)                 (5,649)
    Interest income                                                                    23                      38
    Other income (expense), net                                                       (32)                   (107)
                                                                                ---------               ---------

       Total other income (expense), net                                           (6,147)                 (5,718)
                                                                                ---------               ---------

          Loss before provision for income taxes, preferred stock
             accretion and dividends of subsidiaries and minority
             interest                                                              (6,323)                 (5,838)

PROVISION FOR INCOME TAXES                                                             (8)                   (104)
                                                                                ---------               ---------

          Loss before preferred stock accretion and dividends of
              subsidiaries and minority interest                                   (6,331)                 (5,942)

PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES
                                                                                        -                    (111)

MINORITY INTEREST                                                                      (3)                     (1)
                                                                                ---------               ---------

          Net loss                                                              $  (6,334)              $  (6,054)
                                                                                =========               =========

          Basic and diluted net loss per common share                           $   (1.87)              $   (1.84)
                                                                                =========               =========
          Weighted average number of common shares outstanding                      3,387                   3,286
                                                                                =========               =========


      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands, except share and per share data)


                                                                                   13 Weeks Ended       13 Weeks Ended
                                                                                   April 1, 2000        April 3, 1999
                                                                                   --------------       --------------
                                                                                    (Unaudited)         (Unaudited)


Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $  (6,334)             $ (6,054)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                  5,670                 5,409
         Amortization of discount on notes                                              1,427                 1,392
         Amortization of deferred loan costs                                              806                   582
         Deferred compensation expense                                                      -                    55
         Loss on sale of assets                                                           351                   107
         Preferred stock accretion and dividends of subsidiaries                            -                   111
         Minority interest                                                                  3                     1
         Changes in assets and liabilities:
               Accounts receivable                                                        258                 1,760
               Amounts due from franchisees and licensees                                (412)                1,157
               Inventories                                                                413                   355
               Prepaid rent and other                                                  (1,670)                  176
               Other assets                                                               132                   916
               Accounts payable and accrued liabilities                                (4,940)                6,479
               Store closure reserve                                                     (546)                 (480)
               Accrued salaries, wages and benefits                                       (92)                 (428)
               Accrued interest payable                                                 3,677                 3,593
               Sales taxes payable                                                       (368)                 (312)
               Deferred income                                                            (10)                 (101)
                                                                                    ---------              --------
                  Net cash (used in) provided by operating activities                  (1,635)               14,718
                                                                                    ---------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisition expenses                                                  -                   (97)
    Purchase of property and equipment                                                 (1,192)               (1,282)
                                                                                    ---------              --------
                  Net cash used in investing activities                                (1,192)               (1,379)
                                                                                    ---------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Bank overdraft                                                                          -                (1,133)
    Reduction of long-term debt                                                          (225)               (5,221)
    Payment of debt financing costs                                                       (19)                 (800)
    Principal payments on capital lease obligations                                      (233)                 (423)
    Reduction in preferred stock                                                       (1,070)                  (21)
                                                                                    ---------              --------
                  Net cash used in financing activities                                (1,547)               (7,598)
                                                                                    ---------              --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (4,374)                5,741

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                    4,919                 4,759
                                                                                    ---------              --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                      $     545              $ 10,500
                                                                                    =========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                         $     228              $     77
                                                                                    =========              ========
     Cash paid for income taxes                                                     $     120              $    164
                                                                                    =========              ========

      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Holding Company, Inc. and subsidiaries ("Mrs. Fields' Holding") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial position of Mrs. Fields' Holding as of April 1, 2000 and January 1, 2000, and the results of its operations and its cash flows for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2000 contained in Mrs. Fields' Holding's registration statement on Form S-4, which was declared effective on May 16, 2000.

     The results of operations for the 13 weeks ended April 1, 2000 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 30, 2000. All dollar amounts presented are stated in thousands.

     Mrs. Fields' Holding is a majority owned subsidiary of Capricorn Investors II, L.P. ("Capricorn"). Mrs. Fields' Holding is a holding company and does not have any material operations other than ownership of all of the capital stock of Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields").


(2)  RECLASSIFICATIONS
     -----------------

     Certain  reclassifications  have been made to the prior period's  condensed
consolidated   financial   statements  to  conform  with  the  current  period's
presentation.


(3)  STORE CLOSURE AND PROPERTY AND EQUIPMENT IMPAIRMENT RESERVES
     ------------------------------------------------------------

     Mrs. Fields' Holding's management reviews the historical and projected operating performance of its stores on a periodic basis to identify underperforming stores for impairment of net property investment or for targeted closing. Mrs. Fields' Holding's policy is to recognize a loss for that portion of the net property investment determined to be impaired. Additionally, when a store is identified for targeted closing, Mrs. Fields' Holding's policy provides for the costs of closing the store, which are predominantly estimated lease termination costs. Lease termination costs include both one-time settlement payments and continued contractual payments over time under the original lease agreements where no settlement can be reached with the landlord. As a result, although all stores under the current exit plans will be exited by at least the end of fiscal year 2000, a portion of the store closure reserve will remain until all cash payments have been made. No operating losses are accrued for. If and when a reserve that was established as part of purchase accounting is not fully utilized, Mrs. Fields' Holding reduces the reserve to zero, and goodwill is adjusted for the corresponding amount. Any excess reserve that was not established as part of purchase accounting is adjusted through the income statement.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                   (Unaudited)

The following table presents a summary of the activity in the store closure reserve during the 13 weeks ended April 1, 2000 and April 3, 1999:


                           Mrs. Fields Inc. and
                            Original Cookie                   H &M                   Pretzel Time                 Great American
                        --------------------------  --------------------------  -------------------------    -----------------------
                                       Company-                     Company-                    Company-                   Company-
                          Business      Owned         Business      Owned        Business       Owned         Business     Owned
                        Combination     Stores       Combination     Stores     Combination     Stores       Combination   Stores
                            and        Unrelated       and         Unrelated       and         Unrelated        and       Unrelated
                         Subsequent       to        Subsequent        to         Subsequent       to         Subsequent      to
                        Adjustments   Acquisitions  Adjustments    Acquisitions Adjustments   Acquisitions  Adjustments Acquisitions
                        -----------   ------------  -----------    ------------ -----------   ------------  ----------- ------------

Balance, January 1, 2000   $ 1,614     $  1,581       $   536        $    294     $   109        $    86      $  1,674    $   545

Utilization for the 13
weeks ended April 1, 2000      (89)        (174)          (48)            (29)          -              -          (157)       (30)
                           -------     --------       -------        --------     -------        -------      --------    -------

Balance, April 1, 2000     $ 1,525     $  1,407       $   488        $    265     $   109        $    86      $  1,517    $   515
                           =======     ========       =======        ========     =======        =======      ========    =======

Balance, January 2, 1999   $ 3,728     $  4,674       $   981        $    367     $   493        $   264      $  3,399    $   305

Utilization for the 13
weeks  ended April 3, 1999    (328)        (165)          (20)            (17)          -             (5)         (136)       (48)
                           -------     --------       -------        --------     -------        -------      --------    -------

Balance, April 3, 1999.    $ 3,400     $  4,509       $   961        $    350     $   493        $   259      $  3,263    $   257
                           =======     ========       =======        ========     =======        =======      ========    =======

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                   (Unaudited)



                                      Pretzelmaker                              Consolidated
                              ---------------------------       ----------------------------------------------
                                                                   Total          Total
                                  Business     Company-           Business      Company-
                                 Combination    Owned            Combination      Owned          Total Business
                                    and         Stores              and           Stores          Combinations
                                Subsequent     Unrelated to      Subsequent      Unrelated to     and Company-
                               Adjustments     Acquisition      Adjustments      Acquisitions    Owned Stores
                               -----------     -----------      ------------    -------------   ---------------

Balance, January 1, 2000          $   105       $   650           $   4,038       $   3,156        $    7,194

Utilization for the 13
weeks ended April 1, 2000             (19)             -               (313)           (233)             (546)
                                  -------       --------          ---------       ---------        ----------

Balance, April 1, 2000            $    86       $    650          $   3,725       $   2,923        $    6,648
                                  =======       ========          =========       =========        ==========

Balance, January 2, 1999          $   500       $      -          $   9,101       $   5,610        $   14,711

Utilization for the 13
weeks ended April 3, 1999               -              -               (484)           (235)             (719)
                                  -------       --------          ---------       ---------        ----------

Balance, April 3, 1999            $   500       $      -          $   8,617       $   5,375        $   13,992
                                  =======       ========          =========       =========        ==========


               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                   (Unaudited)

     The following table presents a summary of activity for stores originally identified to be closed or franchised in connection with the applicable business combination for the 13 weeks ended April 1, 2000 and April 3, 1999. This table does not include a summary of activity for stores Mrs. Fields' Holding intends to close or franchise that were not originally identified in connection with a business combination.



                         Mrs. Fields Inc.
                              And
                         Original  Cookie        H&M         Pretzel Time      Great American     Pretzelmaker     Consolidated
                         ----------------- ----------------- ----------------  ----------------- ----------------- -----------------
                         To Be     To Be   To Be    To Be    To Be    To Be    To Be    To Be    To Be    To Be    To Be    To Be
                         Closed Franchised Closed Franchised Closed Franchised Closed Franchised Closed Franchised Closed Franchised
                         ------ ---------- ------ ---------- ------ ---------- ------ ---------- ------ ---------- ------ ----------

Balance, January 1,
2000                        -         14      -         -       -        -        6        1        -        -        6       15

Stores closed or
franchised for the
13 weeks ended
April 1, 2000               -         (1)     -         -       -        -        -        -        -        -        -       (1)
                          ---         --     --        --      --       --      ---      ---       --       --      ---      ---

Balance, April 1,
2000                        -         13      -         -       -        -        6        1        -        -        6       14
                          ===         ==     ==        ==      ==       ==      ===      ===       ==       ==      ===      ===

Balance, January 2,
1999                       23         36      6         7       3        -       43       11        7        -       82       54

Stores closed or
franchised for the
13 weeks ended
April 3, 1999             (10)        (9)    (5)       (3)     (2)       -      (12)      (1)       -        -      (29)     (13)
                          ---         --     --        --      --       --      ---      ---       --       --      ---      ---

Balance, April 3, 1999     13         27      1         4       1        -       31       10        7        -       53       41
                          ===         ==     ==        ==      ==       ==      ===      ===       ==       ==      ===      ===


               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

     The following table presents a summary of activity for stores Mrs. Fields' Holding intends to close or franchise that were not originally identified to be closed or franchised in connection with a business combination for the 13 weeks ended April 1, 2000, and April 3, 1999:




                               Mrs. Fields Inc.
                              and Original Cookie        H&M              Pretzel Time      Great American         Consolidated
                              -------------------   -----------------   -----------------  ------------------  -------------------
                               To Be       To Be     To Be     To Be    To Be   To Be      To Be      To Be     To Be     To Be
                              Closed   Franchised   Closed  Franchised  Closed Franchised  Closed  Franchised  Closed   Franchised
                              ------   ----------   ------  ----------  ------ ----------  ------  ----------  ------   ----------

Balance, January 1, 2000         3          4           -         -        -        1         -          -        3         5

Stores closed or franchised
during the 13 weeks ended
April 1, 2000                   (1)        (1)          -         -        -       (1)        -          -       (1)       (2)
                               ---         --          --        --       --       --        --         --      ---        --

Balance, April 1, 2000           2          3           -         -        -        -         -          -        2         3
                               ===         ==          ==        ==       ==       ==        ==         ==      ===        ==

Balance, January 2, 1999        20         10           2         1        2        3         5          -       29        14

Stores closed or franchised
during the 13 weeks ended
April 3, 1999                  (10)         -          (2)        -       (1)      (2)       (1)         -      (14)       (2)
                               ---         --          --        --       --       --        --         --      ---        --

Balance, April 3, 1999          10         10           -         1        1        1         4          -       15        12
                               ===         ==          ==        ==       ==       ==        ==         ==      ===        ==

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                   (Unaudited)


     The following table presents a summary of changes in the property and equipment impairment reserves that were established in connection with the applicable business combination for the 13 weeks ended April 1, 2000 and April 3, 1999 for stores to be closed and franchised:



                                                          Mrs. Fields,
                                                            Inc. and
                                                            Original                     Great
                                                           Cookie Co.       H&M        American      Pretzelmaker     Consolidated
                                                          ------------      ---        --------      ------------     ------------

Balance, January 1, 2000...........................        $   2,246      $   640      $  1,427        $   169           $  4,482
Addition to impairment for the 13 weeks ended
   April 1, 2000 related to stores to be closed....               29            -            22              -                 51
Addition to impairment for the 13 weeks ended
   April 1, 2000 related to stores to be franchised               14            -            10              -                 24
Utilization for the 13 weeks ended April 1, 2000
   related to stores to be closed..................             (204)           -          (419)             -               (623)
Utilization for the 13 weeks ended April 1, 2000
   related to stores to be franchised..............             (742)        (101)          (43)             -               (886)
                                                           ---------      -------      --------        -------           --------
Balance, April 1, 2000.............................        $   1,343      $   539      $    997        $   169           $  3,048
                                                           =========      =======      ========        =======           ========

Balance, January 2, 1999...........................        $   3,844      $ 1,380      $  2,877        $   327           $  8,428
Addition to impairment for the 13 weeks ended
   April 3, 1999 related to stores to be closed....               32           5              2              -                 39
Addition to impairment for the 13 weeks ended
   April 3, 1999 related to stores to be franchised              355          11              -              -                366
Utilization for the 13 weeks ended April 3, 1999
   related to stores to be closed..................             (936)       (410)          (629)            (3)            (1,978)
Utilization for the 13 weeks ended April 3, 1999
   related to stores to be franchised..............             (623)       (277)            (6)             -               (906)
                                                           ---------      ------       --------        -------           --------
Balance, April 3, 1999.............................        $   2,672      $  709       $  2,244        $   324           $  5,949
                                                           =========      ======       ========        =======           ========


               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)



(5)  REPORTABLE SEGMENTS
     -------------------

     Management evaluates performance at Mrs. Fields' Holding using two reportable operating segments; namely, (1) company-owned stores and related activity and (2) franchising and licensing activity. The segments are determined by revenue source direct sales, or royalties and license fees. The company-owned stores segment consists of both cookie and pretzel stores owned and operated by Mrs. Fields. The franchising and licensing segment consists of cookie and pretzel stores, which are owned and operated by third parties who pay Mrs. Fields an initial franchise fee and monthly royalties based on a percentage of gross sales and other licensing activity not related to cookie or pretzel stores. Sales and transfers between segments are eliminated in consolidation.

     Mrs. Fields' Holding evaluates performance of each segment based on contribution margin. Contribution margin is computed as the difference between the revenues generated by a reportable segment and the selling and store occupancy costs and cost of sales related to that reportable segment. It is used as a measure of the operating performance of an operating segment. Mrs. Fields' Holding does not allocate any general and administrative expense, other income (expense), interest expense, depreciation and amortization of assets to its reportable operating segments. Segment revenue and contribution margin are presented in the following table (in thousands).


                                                               Company-          Franchising
                                                             Owned Stores       and Licensing          Total
                                                             ------------       -------------          -----

13 Weeks Ended April 1, 2000
----------------------------
Total revenues                                                $  33,796            $  6,106         $  39,902
Contribution margin                                               5,656               4,959            10,615

13 Weeks Ended April 3, 1999
----------------------------
Total revenues                                                $  37,129           $   6,863         $  43,992
Contribution margin                                               6,001               4,667            10,668



     The reconciliation of contribution margin to net loss is as follows (in thousands):

                                                                               13 Weeks Ended     13 Weeks Ended
                                                                                April 1, 2000      April 3, 1999
                                                                               --------------     --------------

Contribution margin                                                               $  10,615         $  10,668
General and
   administrative expense                                                            (5,121)           (5,379)
Depreciation and amortization                                                        (5,670)           (5,409)
Interest expense                                                                     (6,138)           (5,649)
Other expense, net                                                                      (20)             (285)
                                                                                  ----------        ----------
Net loss                                                                          $  (6,334)        $  (6,054)
                                                                                  =========         =========

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

Geographic segment information is as follows (in thousands):


                                                        International      Domestic        International
                                   Domestic Company-       Company-       Franchising       Franchising
                                       Owned               Owned              and               and
                                       Stores             Stores           Licensing         Licensing
                                   -----------------    -------------     ------------     --------------

Total revenues
--------------
13 weeks ended April 1, 2000           $ 33,796             $  -            $ 6,025           $  81
13 weeks ended April 3, 1999             37,108               21              6,774              89



     Revenues from international franchising and licensing are generated from Canada and Australia with no other countries having material representation. During the year ended January 1, 2000 all remaining international company-owned stores were closed.

     There were no customers who accounted for more than 10 percent of Mrs. Fields' Holding's total revenues or either segment's revenues.


(5)  TCBY MANAGEMENT AGREEMENT
     -------------------------

     On February 9, 2000, Capricorn Investors III, L.P., an affiliate of Capricorn, the Company's majority shareholder, entered into an agreement to acquire TCBY Enterprises, Inc. ("TCBY"), a retail snack food company. It is expected that, if this acquisition is completed, Mrs. Fields will enter into a management agreement to provide management services to TCBY. If completed, this acquisition would occur during the second quarter of 2000. There can be no assurance that this acquisition will be completed. Terms of the management agreement have not been finalized. Management of Mrs. Fields' Holding believes that, if completed, this acquisition would offer Mrs. Fields the opportunity to sell its products in TCBY stores.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding "), is a majority owned subsidiary of Capricorn Investors II, L.P. ("Capricorn"). Mrs. Fields' Holding is a holding company and does not have any material operations other than ownership of all of the capital stock of Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields"). Mrs. Fields has eight wholly owned operating subsidiaries; namely, Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzel Time, Inc., Pretzelmaker Holdings, Inc., Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H&M Canada, and Pretzelmaker of Canada; and three partially owned subsidiaries.

     Mrs. Fields' Holding, through its Mrs. Fields subsidiary, primarily operates and franchises retail stores, which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of April 1, 2000, Mrs. Fields' Holding owned and operated 127 Mrs. Fields Cookies stores, 91 Original Cookie Company stores, 92 Great American Cookies stores, 51 Hot Sam Pretzels stores, 81 Pretzel Time stores and 4 Pretzelmaker stores in the United States. Additionally, Mrs. Fields' Holding has franchised or licensed 852 stores in the United States and 128 stores in several other countries. As of April 1, 2000, Mrs. Fields' Holding owned and operated 421 continuing stores and 25 stores which are in the process of being closed or franchised. All of the stores in the process of being closed or franchised are expected to be closed or franchised by the end of fiscal year 2000.

     Mrs. Fields' Holding's business follows seasonal trends and is also affected by climate and weather conditions. Because Mrs. Fields' Holding's stores are heavily concentrated in shopping malls, the Mrs. Fields' Holding's sales performance is significantly dependent on the performance of those malls. Mrs. Fields' Holding experiences its highest revenues in the fourth quarter of the calendar year due to the holiday season.

     All dollar amounts presented herein are stated in thousands.


Results of Operations

      The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields' Holding expressed in thousands of dollars and percentage changes from period to period. Data in the table reflects the consolidated results of Mrs. Fields' Holding for the 13 weeks ended April 1, 2000 and the 13 weeks ended April 3, 1999. As supplemental information the table also segregates the statement of operations data into a continuing stores and stores in the process of being closed or franchised format.

                                                                                                               % CHG
                                                                                                                FROM
                                                                                  For the 13 Weeks Ended      1999 TO
                                                                             April 1, 2000   April 3, 1999     2000
                                                                             -------------   -------------    -------
                                                                                  (Dollars in thousands)

Statement of Operations Data:

Revenues:
     Net store and food sales..........                                      $  33,796        $  37,129          (9.0)%
     Franchising.......................                                          5,946            6,416          (7.3)
     Licensing.........................                                            160              447         (64.2)
                                                                             ---------        ---------
       Total revenues..................                                         39,902           43,992          (9.3)
                                                                             ---------        ---------

Operating Costs and Expenses:
     Selling and store occupancy costs.                                         18,320           21,393         (14.4)
     Cost of sales.....................                                         10,967           11,931          (8.1)
     General and administrative........                                          5,121            5,379          (4.8)
     Depreciation and amortization.....                                          5,670            5,409           4.8
                                                                             ---------        ---------
       Total operating costs and expenses                                       40,078           44,112          (9.1)
                                                                             ---------        ---------

Other Income (Expense):
     Interest expense..................                                         (6,138)          (5,649)          8.7
     Interest income...................                                             23               38         (39.5)
     Other expenses, net...............                                            (43)            (323)        (86.7)
                                                                             ---------        ---------
       Total other expense, net........                                         (6,158)          (5,934)          3.8
                                                                             ---------        ---------
       Net loss........................                                      $  (6,334)       $  (6,054)          4.6%
                                                                             =========        =========


                                                                                                               % CHG
                                                                                                                FROM
                                                                                  For the 13 Weeks Ended      1999 TO
                                                                             April 1, 2000   April 3, 1999     2000
                                                                             -------------   -------------    -------
                                                                                  (Dollars in thousands)


Supplemental Information
Continuing stores:
    Net store and food sales...........                                      $  30,964        $  32,601          (5.0)%
                                                                             ---------        ---------
    Operating costs and expenses:
      Selling and store occupancy costs                                         16,302           17,772          (8.3)
      Cost of sales....................                                          7,780            8,311          (6.4)
      Depreciation and amortization....                                          2,031            1,970           3.1
                                                                             --------         ---------
       Total operating costs and
         expenses......................                                         26,113           28,053          (6.9)
                                                                             ---------        ---------

       Continuing stores contribution..                                      $   4,851        $   4,548           6.7 %
                                                                             =========        =========

Stores in the process of being closed
or franchised:
    Net store and food sales...........                                      $   2,832        $   4,528         (37.5)%
                                                                             ---------        ---------
    Operating costs and expenses:
    Selling and store occupancy costs..                                          2,018            3,621         (44.3)
    Cost of sales......................                                            885            1,424         (37.9)
    Depreciation and amortization......                                            152              101          50.5
                                                                             ---------        ---------
       Total operating costs and
        expenses.......................                                          3,055            5,146         (40.6)
                                                                             ---------        ---------
        Stores in the process of being
         closed or franchised contribution                                   $    (223)       $    (618)        (63.9)%
                                                                             =========        =========




      Store contribution is determined by subtracting all store operating expenses, including depreciation from net store sales. Management uses store contribution information to measure operating performance at the store level. Continuing store contribution measures the amount of store contribution from stores that Mrs. Fields' Holding does not intend to close or franchise. Store contribution for stores in the process of being closed or franchised measures the amount of store contribution from stores that Mrs. Fields' Holding has determined to either close or franchise and for which Mrs. Fields' Holding has included in a store closure reserve. Store contribution for stores in the process of being closed or franchised as a separate caption is not in accordance with accounting principles generally accepted in the United States. Store contribution may not be comparable to other similarly titled measures.

13 Weeks Ended April 1, 2000 Compared to the 13 Weeks Ended April 3, 1999

      As of April 1, 2000, there were 446 company-owned stores and 980 franchised or licensed stores in operation. The store activity for the 13 weeks ended April 1, 2000 and April 3, 1999 is summarized as follows:



    Company-owned and Franchised or Licensed Store Activity           April 1,2000          April 3, 1999
                                                                 ---------------------  ----------------------
                                                                 Company-   Franchised  Company-   Franchised
                                                                  Owned    or Licensed    Owned   or Licensed
                                                                 --------  -----------  --------  -----------

    Stores open as of the beginning of the 13 weeks ended.          462         981        566         972
    Stores opened (including relocations)....................         3          35          6          31
    Stores closed (including relocations)....................       (13)        (41)       (16)        (19)
    Stores sold to franchisees...............................        (3)          3         (3)          3
    Non-continuing (exit plan) stores closed (September 18,
    1996 forward)............................................        (1)          -        (33)          -


Non-continuing (exit plan) stores franchised (September 18,          (3)          3         (6)          6
       1996 forward).........................................
    Stores acquired from franchisees.........................         1          (1)         2          (2)
                                                                    ---         ---        ---         ---
       Stores open as of the end of the 13 weeks ended.......       446         980        516         991
                                                                    ===         ===        ===         ===

Revenues

     Net Store and Food Sales. Total net store sales decreased $3,333, or 9.0 percent, from $37,129 to $33,796 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. For stores that had been open one year or more, mall store sales decreased 1.5 percent when compared to the same period in the prior year. The decrease is primarily due to the Easter holiday not occurring until the second quarter in fiscal 2000, and the continued decline of non-core brands.

      Net store sales from continuing stores, including sales of our mail order facility, decreased $1,637, or 5.0 percent, from $32,601 to $30,964 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. The decrease in net store sales from continuing stores was primarily attributable to the Easter holiday not occurring until the second quarter in fiscal 2000, and the continued decline of non-core brands. Mail order sales increased $1,237 or
112.4 percent for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. The increase was due to increased mail order sales and the direct sales of frozen cookie dough in supermarkets, that had been previously marketed by an outside licensee.

     Net store sales from stores in the process of being closed or franchised decreased $1,696, or 37.5 percent, from $4,528 to $2,832 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. This decrease resulted from closing 49 stores and franchising 34 stores since the first quarter of 1999.

     Franchising Revenues. Franchising revenues decreased $470, or 7.3 percent, from $6,416 to $5,946 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. Franchising revenues were negatively impacted by the Easter holiday not occurring until the second quarter in fiscal 2000. Also, sales of cookie dough to our Great American franchisees decreased during the 13 weeks ended April 1, 2000, compared to the 13 weeks ended April 3, 1999.

     Licensing Revenues. Licensing revenues decreased $287, or 64.2 percent, from $447 to $160 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. The decrease in licensing revenues for the 13 weeks ended April 1, 2000 was primarily attributable to no new agreements signed in the first quarter of 2000.

Operating Costs and Expenses

     Selling and Store Occupancy Costs. Total selling and store occupancy costs decreased $3,073 or 14.4 percent, from $21,393 to $18,320 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999.

      Selling and store occupancy costs for continuing stores decreased by $1,470, or 8.3 percent, from $17,772 to $16,302 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. These decreases were primarily attributable to fewer company owned stores and cost cutting efforts. Selling and store occupancy costs as a percentage of sales decreased from 54.5 percent in 1999 to 52.7 percent in 2000.

     Selling and store occupancy costs for stores in the process of being closed or franchised decreased $1,603, or 44.3 percent, from $3,621 to $2,018 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. This decrease was primarily the result of closing 49 stores and franchising 34 stores since the first quarter of 1999.

     Cost of Sales. Total food cost of sales decreased $964, or 8.1 percent, from $11,931 to $10,967 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999.

     Food cost of sales for continuing stores decreased $531, or 6.4 percent, from $8,311 to $7,780 for the 13 weeks ended April 1, 2000, compared to the 13 weeks ended April 3, 1999. As a percentage of sales, food costs for continuing stores decreased from 25.5 percent for the 13 weeks ended April 3, 1999 to 25.1 percent for the 13 weeks ended April 1, 2000. This decrease was primarily the result of favorable raw material prices and increased sales prices in selected markets.

     Food cost of sales for stores in the process of being closed or franchised decreased $539, or 37.9 percent, from $1,424 to $885 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. This decrease is primarily the result of closing 49 stores and franchising 34 stores since the first quarter of 1999.

     General and Administrative Expenses. General and administrative expenses decreased $258, or 4.8 percent, from $5,379 to $5,121 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. The decrease in general and administrative expenses was primarily attributable to lower expenditures on marketing costs.

    Depreciation and Amortization. Total depreciation and amortization expense increased by $261, or 4.8 percent, from $5,409 to $5,670 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. The increase is primarily due to depreciation on the newly installed point of sale and other computer equipment, depreciation of new equipment installed in continuing stores and the acceleration of depreciation on stores in the process of being closed.

     Depreciation and amortization expense for continuing stores increased $61, or 3.1 percent, from $1,970 to $2,031 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. This increase in depreciation and amortization expense was primarily attributable to the factors mentioned above.

     Interest Expense. Interest expense increased $489 or 8.7 percent, from $5,649 to $6,138 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. The increase resulted primarily from higher interest rates.

     Other Income (Expense). Other income (expense) for the 13 weeks ended April 1, 2000 was comparable to other income (expense) for the 13 weeks ended April 3, 1999.

     Net Loss. The net loss increased by $280, or 4.6 percent, from $6,054 to $6,334 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999 due to the combination of factors described above.

     Contribution from Continuing Stores. Contribution from continuing stores increased by $303, or 6.7 percent, from $4,548 to $4,851 for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999.

     Negative Contribution from Stores in the Process of Being Closed or Franchised. The negative contribution from stores in the process of being closed or franchised decreased by $395, or 63.9 percent, from a loss of $618 to a loss of $223, for the 13 weeks ended April 1, 2000 compared to the 13 weeks ended April 3, 1999. This decrease was primarily the result of losses incurred by stores closed in 1999 and not recurring in 2000. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for a more detailed analysis of Mrs. Fields' Holdings store closure reserve.


Liquidity and Capital Resources

     General

     Mrs. Fields' Holding's principal sources of liquidity are cash flows from operating activities, cash on hand and available borrowings under Mrs. Fields' Holding's existing revolving credit facility. As of April 1, 2000, Mrs. Fields' Holding has $545 of cash and cash equivalents on hand and $8,282 additional borrowings available under its revolving credit facility. Mrs. Fields' Holding expects to use its existing cash, cash flows from operations and its credit facility to provide working capital, finance capital expenditures and to meet debt service requirements, including the June 1, 2000 interest payment. Based on current operations, Mrs. Fields' Holding believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes on both a short and long-term basis. There can be no assurance, however, that Mrs. Fields' Holding's business will continue to generate cash flows at or above current levels.

     April 1, 2000 Compared to January 1, 2000

     As of April 1, 2000, Mrs. Fields' Holding had liquid assets (cash and cash equivalents and accounts receivable) of $8,702, a decrease of 32.7 percent, or $4,220, from January 1, 2000 when liquid assets were $12,922. Cash decreased $4,374, or 88.9 percent, to $545 at April 1, 2000 from $4,919 at January 1, 2000. Cash decreased primarily from the retirement of the Preferred stock of Pretzel Time, the purchase of capital assets with cash rather than using capital lease financing, and the payment of expenses incurred in December 1999, but not due until January 2000. Total receivables at April 1, 2000 were comparable to the balance at January 1, 2000.

     Mrs. Fields' Holding's working capital decreased by $1,051, or 23.3 percent, to a negative $5,568 at April 1, 2000 from a negative $4,517 at January 1, 2000. This decrease is due primarily to the decrease in cash.

     Long-term assets decreased $5,559, or 2.9 percent, to $184,602, at April 1, 2000 from $190,161 at January 1, 2000. This decrease was primarily the result of scheduled depreciation and amortization of fixed assets, goodwill and deferred loan costs.

     Mrs. Fields' Holding's utilized $1,635 of cash for operating activities for the 13 weeks ended April 1, 2000, primarily for the payment of expenses incurred in December 1999, but not paid until January.

     Mrs. Fields' Holding utilized $1,192 of cash in investing activities during the 13 weeks ended April 1, 2000, primarily for capital expenditures relating to store remodels and renovations.

     Mrs. Fields' Holding utilized $1,547 of cash in financing activities during the 13 weeks ended April 1, 2000, primarily for the payment of debt related to acquisitions. During the current quarter, the Preferred stock of Pretzel Time was redeemed in full.

     The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories; however, Mrs. Fields' Holding continually invests in its business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce Mrs. Fields' Holding's working capital. During the 13 weeks ended April 1, 2000 and April 3, 1999, Mrs. Fields expended $1,192 and $1,282, respectively, for capital assets and expects to expend a total of approximately $9,000 in 2000. Management anticipates that these expenditures will be funded with cash generated from operating activities and short-term borrowings under its credit facility as needed.


Inflation

     The impact of inflation on the earnings of the business has not been significant in recent years. Most of Mrs. Fields' Holding's leases contain escalation clauses (however, such leases are accounted for on a straight-line basis as required by accounting principles generally accepted in the United States which minimizes fluctuations in operating income) and many of Mrs. Fields' Holding's employees are paid hourly wages at the Federal minimum wage level. Minimum wage increases will negatively impact Mrs. Fields' Holding's payroll costs in the short term, but management believes such impact can be offset in the long term through operational efficiency gains and, if necessary, through product price increases.


Forward-looking Information

     This report contains certain forward-looking statements based on our current expectations and projections about future events, developed from the information currently available to us. The forward-looking statements include, among other things, our expectations and estimates about Mrs. Fields' Holding's future financial performance, including growth in net sales and earnings, cash flows from operations, capital expenditures, the ability to refinance indebtedness, and the sale of assets. These forward-looking statements are subject to risks, uncertainties and assumptions, including the following:

o Our ability to combine the businesses of companies acquired during the year with Mrs. Fields' Holding and to realize the expected benefits and cost savings from our acquisitions;
o         Our ability to meet our debt and interest obligations,
o         Performance by franchisees and licensees;
o Difficulties or delays in developing and introducing anticipated new products or failure of customers to accept new product offerings;
o         Changes  in  consumer   preferences  and  our  ability  to  adequately
          anticipate such changes;
o         The seasonal nature of our operations;
o         Changes in general economic and business conditions;
o Actions by competitors, including new product offerings and marketing and promotional successes;
o Claims which might be made against Mrs. Fields' Holding, including product liability claims;
o Changes in business strategy, new product lines, changes in raw ingredient and employee labor costs;
o         Changes in our relationships with our franchisees and licensees; and
o         Changes in mall customer traffic

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

     In the ordinary course of business, Mrs. Fields' Holding is involved in routine litigation, including franchise disputes. Mrs. Fields' Holding is not a party to any legal proceedings which, in the opinion of management of Mrs. Fields' Holding, after consultation with legal counsel, is material to Mrs. Fields' Holding's business, financial condition or results of operations beyond amounts provided for in the accompanying financial statements.

     Mrs. Fields' Holding's stores and products are subject to regulation by numerous governmental authorities, including, without limitation, federal, state and local laws and regulations governing health, sanitation, environmental protection, safety and hiring and employment practices.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

None

(b)    Forms 8-K

None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





MRS. FIELDS' HOLDING COMPANY, INC.




/s/Larry A. Hodges                         May 16, 2000
--------------------------------           ------------
Larry A. Hodges, President & CEO               Date


/s/Mark S. Tanner                          May 16, 2000
--------------------------------           ------------
Mark S. Tanner, Chief Financial Officer         Date
   (Principal Accounting Officer)