Form 10-Q
period 2000-07-01
MRS FIELDS HOLDING CO INC
filed 2000-08-15
CIK 1071629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:     July 1, 2000

                                       or

[    ]   Transition  Report  Pursuant  to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

For the Transition Period from       to

Commission File Number: 333-67393


                       MRS. FIELDS' HOLDING COMPANY, INC.
                       ----------------------------------
               (Exact name of registrant specified in its charter)

          DELAWARE                                         87-0563475
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)


2855 East Cottonwood Parkway, Suite 400
       Salt Lake City, Utah                                84121-7050
---------------------------------------        ---------------------------------
(Address of principal executive offices)                   (Zip code)


                                 (801) 736-5600
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  X yes         no

The registrant had 3,387,019 shares of common stock, $0.001 par value, outstanding at August 15, 2000.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
-------------------------------



Item 1.   Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheets as of July 1, 2000 and January 1, 2000.....................  3

         Condensed Consolidated Statements of Operations for the 13 Weeks
             Ended July 1, 2000 and July 3, 1999..........................................................  5

         Condensed Consolidated Statements of Operations for the 26 Weeks
             Ended July 1, 2000 and July 3, 1999..........................................................  6

         Condensed Consolidated Statements of Cash Flows for the 26 Weeks
             Ended July 1, 2000 and July 3, 1999..........................................................  7

         Notes to Condensed Consolidated Financial Statements.............................................  8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........... 16


PART II.   OTHER INFORMATION
----------------------------

Item 1.   Legal Proceedings............................................................................... 22

Item 6.   Exhibits and Reports on Form 8-K................................................................ 22


                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements


               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                 (in thousands, except share and per share data)

                                     ASSETS


                                                                     July 1,        January 1,
                                                                      2000             2000
                                                                     -------        ----------

CURRENT ASSETS:
    Cash and cash equivalents                                      $    1,775       $   4,919
    Accounts receivable, net of allowance for doubtful accounts
       of $230 and $111, respectively                                   3,823           4,295
    Amounts due from franchisees and licensees, net of allowance
       for doubtful accounts of $700 and $821, respectively             3,838           3,708
    Inventories                                                         4,701           4,977
    Prepaid rent and other                                                883             697
    Deferred income tax assets, current portion                         1,360           1,360
                                                                   ----------       ---------

                Total current assets                                   16,380          19,956
                                                                   ----------       ---------

PROPERTY AND EQUIPMENT, at cost:
    Leasehold improvements                                             29,018          26,698
    Equipment and fixtures                                             22,666          22,540
    Land                                                                  240             240
                                                                   ----------       ---------
                                                                       51,924          49,478
    Less accumulated depreciation and amortization                    (26,171)        (20,813)
                                                                   ----------       ---------

                Net property and equipment                             25,753          28,665
                                                                   ----------       ---------

DEFERRED INCOME TAX ASSETS, net of current portion                      2,154           2,139
                                                                   ----------       ---------

GOODWILL, net of accumulated amortization of
    $26,170 and $21,310, respectively                                 126,708         133,025
                                                                   ----------       ---------

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated
    amortization of $4,276 and
    $3,700, respectively                                               12,486          13,062
                                                                   ----------       ---------

DEFERRED LOAN COSTS, net of accumulated amortization of
    $6,114 and $4,523, respectively                                    11,501          12,618
                                                                   ----------       ---------

OTHER ASSETS                                                              688             652
                                                                   ----------       ---------

                                                                   $  195,670       $ 210,117
                                                                   ==========       =========



      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

              MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)(Continued)
                 (in thousands, except share and per share data)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                     July 1,        January 1,
                                                                      2000             2000
                                                                     -------        ----------

CURRENT LIABILITIES:
    Current portion of long-term debt                              $      695       $     781
    Current portion of capital lease obligations                          952             842
    Line of credit                                                      3,550              -
    Accounts payable                                                    8,369          10,514
    Accrued liabilities                                                 2,112           2,851
    Current portion of store closure reserve                            3,016           3,665
    Accrued salaries, wages and benefits                                3,107           3,180
    Accrued interest payable                                            1,181           1,380
    Sales taxes payable                                                   745           1,128
    Deferred credits                                                      112             132
                                                                   ----------       ---------

              Total current liabilities                                23,839          24,473

LONG-TERM DEBT, net of current portion                                179,239         176,672

STORE CLOSURE RESERVE, net of current portion                           2,853           3,529

CAPITAL LEASE OBLIGATIONS, net of current portion                       2,729           3,107
                                                                   ----------       ---------

              Total liabilities                                       208,660         207,781
                                                                   ----------       ---------

MANDATORILY  REDEEMABLE  CUMULATIVE  PREFERRED
   STOCK  of  PTI (a  wholly  owned subsidiary),
   aggregate liquidation preference of $1,070
   at January 1, 2000                                                      -            1,070
                                                                   ----------       ---------

MINORITY INTEREST                                                         126             111
                                                                   ----------       ---------

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $.001 par value; 5,000,000 shares authorized
        and 3,387,019 shares outstanding                                    3               3
    Warrants to purchase common stock                                   2,895           2,895
    Additional paid-in capital                                         35,711          35,711
    Deferred compensation expense                                        (385)           (385)
    Accumulated deficit                                               (51,265)        (37,069)
    Cumulative foreign currency translation adjustment                    (75)             -
                                                                   ----------       ---------

              Total stockholders' equity (deficit)                    (13,116)          1,155
                                                                   ----------       ---------

                                                                   $  195,670       $ 210,117
                                                                   ==========       ==========




      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.



               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (in thousands, except share and per share data)

                                                                           13 Weeks Ended          13 Weeks Ended
                                                                             July 1, 2000            July 3, 1999
                                                                           --------------           -------------

REVENUES:
    Net store and food sales                                                $      32,639            $     34,786
    Franchising                                                                     6,097                   5,146
    Management fee                                                                  1,333                       -
    Licensing                                                                         201                     241
                                                                           --------------           -------------
       Total revenues                                                              40,270                  40,173
                                                                           --------------           -------------

OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs                                              18,387                  19,725
    Cost of sales                                                                  11,034                   9,925
    General and administrative                                                      6,339                   5,571
    Store closure benefit                                                            (200)                      -
    Depreciation and amortization                                                   6,342                   5,877
                                                                           --------------           -------------
       Total operating costs and expenses                                          41,902                  41,098
                                                                           --------------           -------------

          Loss from operations                                                     (1,632)                   (925)
                                                                           --------------           -------------

OTHER INCOME (EXPENSE), net:
    Interest expense                                                               (6,330)                 (5,715)
    Interest income                                                                    22                      40
    Other, net                                                                         97                      (3)
                                                                           --------------           -------------
       Total other expense, net                                                    (6,211)                 (5,678)
                                                                           --------------           -------------
          Loss before provision for income taxes, preferred stock
             accretion and dividends of subsidiaries and minority
             interest                                                              (7,843)                 (6,603)

PROVISION FOR INCOME TAXES                                                             (7)                   (106)
                                                                           --------------           -------------

          Loss before preferred stock accretion and dividends of
              subsidiaries and minority interest                                   (7,850)                 (6,709)

PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES
                                                                                        -                    (111)

MINORITY INTEREST                                                                     (12)                     (3)
                                                                           --------------           -------------

          Net loss                                                          $      (7,862)          $      (6,823)
                                                                           ==============           =============

          Basic and diluted net loss per common share                       $       (2.32)          $       (2.08)
                                                                           ==============           =============
          Weighted average number of common shares outstanding                  3,387,019               3,285,599
                                                                           ==============           =============

COMPREHENSIVE LOSS:
          Net loss                                                           $     (7,862)           $     (6,823)
          Foreign currency translation adjustments                                    (75)                       -
                                                                           --------------           -------------
          Comprehensive loss                                                 $     (7,937)           $     (6,823)
                                                                           ==============           =============


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                      5


                                          MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                            (in thousands, except share and per share data)

                                                                             26 Weeks Ended         26 Weeks Ended
                                                                              July 1, 2000           July 3, 1999
                                                                         -----------------       ----------------

REVENUES:
    Net store and food sales                                                $      66,435            $     71,915
    Franchising                                                                    12,043                  11,562
    Management fee                                                                  1,333                       -
    Licensing                                                                         361                     688
                                                                           --------------           -------------
       Total revenues                                                              80,172                  84,165
                                                                           --------------           -------------

OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs                                              36,707                  41,118
    Cost of sales                                                                  22,001                  21,856
    General and administrative                                                     11,460                  10,950
    Store closure benefit                                                            (200)                      -
    Depreciation and amortization                                                  12,012                  11,286
                                                                           --------------           -------------
       Total operating costs and expenses                                          81,980                  85,210
                                                                           --------------           -------------

          Loss from operations                                                     (1,808)                 (1,045)
                                                                           --------------           -------------

OTHER INCOME (EXPENSE), net:
    Interest expense                                                              (12,468)                (11,364)
    Interest income                                                                    45                      78
    Other, net                                                                         65                    (110)
                                                                           --------------           -------------
       Total other expense, net                                                   (12,358)                (11,396)
                                                                           --------------           -------------

          Loss before provision for income taxes, preferred stock
             accretion and dividends of subsidiaries and minority
             interest                                                             (14,166)                (12,441)

PROVISION FOR INCOME TAXES                                                            (15)                   (210)
                                                                           --------------           -------------

          Loss before preferred stock accretion and dividends of
              subsidiaries and minority interest                                  (14,181)                (12,651)

PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES
                                                                                        -                    (222)

MINORITY INTEREST                                                                     (15)                     (4)
                                                                           --------------           -------------

          Net loss                                                           $    (14,196)           $    (12,877)
                                                                           ==============           =============

          Basic and diluted net loss per common share                        $      (4.19)           $      (3.92)
                                                                           ==============           =============
          Weighted average number of common shares outstanding                  3,387,019               3,285,599
                                                                           ==============           =============

COMPREHENSIVE LOSS:
          Net loss                                                            $   (14,196)            $   (12,877)
          Foreign currency translation adjustments                                    (75)                       -
                                                                           --------------           -------------
          Comprehensive loss                                                  $   (14,271)            $   (12,877)
                                                                           ==============           =============

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                          MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                            (in thousands)


                                                                                 26 Weeks Ended       26 Weeks Ended
                                                                                  July 1, 2000         July 3, 1999
                                                                                  -----------            ----------
Decrease in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $(14,196)             $(12,877)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                 12,012                11,286
         Amortization of discount on notes                                              2,895                 2,474
         Amortization of deferred loan costs                                            1,591                 1,151
         Deferred compensation expense                                                      -                    77
         Loss on sale of assets                                                           511                   117
         Preferred stock accretion and dividends of subsidiaries                            -                   222
         Minority interest                                                                 15                     4
         Changes in assets and liabilities:
               Accounts receivable, net                                                   472                 1,638
               Amounts due from franchisees and licensees, net                           (130)                1,329
               Inventories                                                                276                   590
               Prepaid rent and other                                                    (186)                  202
               Other assets                                                               (36)                  918
               Accounts payable and accrued liabilities                                (2,884)               (1,006)
               Bank overdraft                                                               -                (1,231)
               Store closure reserve                                                   (1,325)               (1,311)
               Accrued salaries, wages and benefits                                       (73)                  (90)
               Accrued interest payable                                                  (199)                  111
               Sales taxes payable                                                       (383)                 (584)
               Deferred credits                                                           (35)                 (126)
                                                                                  -----------            ----------
                  Net cash (used in) provided by operating activities                  (1,675)                2,894
                                                                                    ----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisition expenses                                                  -                  (100)
    Purchase of property and equipment                                                 (2,529)               (2,604)
                                                                                   ----------             ---------
                  Net cash used in investing activities                                (2,529)               (2,704)
                                                                                   ----------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under line of credit                                                 3,550                 7,000
    Reduction of long-term debt                                                          (414)               (5,340)
    Payment of debt financing costs                                                      (474)               (1,175)
    Principal payments on capital lease obligations                                      (457)                 (572)
    Proceeds for exercise of stock options                                                  -                   148
    Payments for repurchase of common stock                                                 -                  (292)
    Reduction in preferred stock                                                       (1,070)                  (43)
                                                                                   ----------           -----------
                  Net cash provided by (used in) financing activities                   1,135                  (274)
                                                                                   ----------           ------------
    Effect of foreign exchange rates                                                      (75)                      -
                                                                                  -----------           -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (3,144)                  (84)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                    4,919                 4,759
                                                                                   ----------             ---------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                       $  1,775              $  4,675
                                                                                   ==========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                          $  7,817              $  7,588
                                                                                   ==========              ========
     Cash paid for income taxes                                                   $       124             $     166
                                                                                  ===========             =========

The accompanying  notes to condensed  consolidated  financial  statements are an integral part of these statements.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Holding Company, Inc. and subsidiaries ("Mrs. Fields' Holding") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields' Holding as of July 1, 2000 and January 1, 2000, and the related results of operations and cash flows for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2000 contained in Mrs. Fields' Holding's registration statement on Form S-4, which was declared effective on May 16, 2000.

     The results of operations for the 13 and 26 weeks ended July 1, 2000 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 30, 2000. All dollar amounts presented are stated in thousands.

     Mrs. Fields' Holding is a majority owned subsidiary of Capricorn Investors II, L.P. ("Capricorn"). Mrs. Fields' Holding is a holding company and does not have any material operations other than ownership of all of the capital stock of Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields").


(2)  RECLASSIFICATIONS

     Certain  reclassifications  have been made to the prior periods'  condensed
consolidated   financial   statements  to  conform  with  the  current  periods'
presentation.


(3)   STORE CLOSURE AND PROPERTY AND EQUIPMENT IMPAIRMENT RESERVES

     Mrs. Fields' Holding's management reviews the historical and projected operating performance of its stores on a periodic basis to identify underperforming stores for impairment of net property investment or for targeted closing. Mrs. Fields' Holding's policy is to recognize a loss for that portion of the net property investment determined to be impaired. Additionally, when a store is identified for targeted closing, Mrs. Fields' Holding accrues the costs of closing the store, which are predominantly estimated lease termination costs. Lease termination costs include both one-time settlement payments and continued contractual payments over time under the original lease agreements where no settlement can be reached with the landlord. As a result, although all stores under the current exit plans will be exited by at least the end of fiscal year 2000, a portion of the store closure reserve will remain until all cash payments have been made. No operating losses have been accrued. The classification of some stores to be closed or franchised may be changed and the store removed from the exit plan if that store's operations change positively, or if the Company is unable to negotiate a settlement with the landlord. If and when a reserve that was established as part of purchase accounting is not fully utilized, Mrs. Fields' Holding reduces the reserve to zero, and goodwill is adjusted for the corresponding amount. Any excess reserve that was not established as part of purchase accounting is adjusted through the income statement.


                                          MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
                                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                        (Dollars in thousands)
                                                              (Unaudited)

The following table presents a summary of the activity in the store closure reserve during the 26 weeks ended July 1, 2000 and July 3, 1999:



                             Mrs. Fields Inc. and
                               Original Cookie             H & M                Pretzel Time           Great American
                            ---------------------- ---------------------- ----------------------- ----------------------

                              Business   Company-    Business   Company-    Business    Company-    Business       Company-
                            Combination    Owned   Combination    Owned   Combination    Owned    Combination       Owned
                                and       Stores       and       Stores       and        Stores       and           Stores
                             Subsequent Unrelated to SubsequentUnrelated to Subsequent  Unrelated toSubsequent     Unrelated
                            Adjustments Adjustments Adjustments Acquisition Adjustments Acquisitions Adjustments Acquisitions


Balance, January 1, 2000      $1,614     $1,581        $536       $294       $109        $  86      $1,674          $ 545
Reversal during the 26
  weeks ended July 1, 2000         -          -           -          -          -            -           -              -
Utilization for the 26 weeks
  ended July 1, 2000            (218)      (312)        (57)      (120)       (22)           -        (233)          (130)
                              ------     ------        ----       ----       ----        -----      ------          -----
Balance, July 1, 2000         $1,396     $1,269        $479       $174       $ 87        $  86      $1,441          $ 415
                              ======     ======        ====       ====       ====        =====      ======          =====

Balance, January 2, 1999      $3,728     $4,674        $981       $367       $493        $ 264      $3,399          $ 305
Utilization for the 26 weeks
 ended July 3, 1999             (813)      (504)          -        (43)         -          (67)       (288)             -
                              ------     ------        ----       ----       ----        -----       -----          -----
Balance, July 3, 1999...      $2,915     $4,170        $981       $324       $493        $ 197      $3,111          $ 305
                              ======     ======        ====       ====       ====        =====      ======          =====

                                     Pretzelmaker                 Consolidated
                              ----------------------- -------------------------------------
                                                         Total       Total
                               Business    Company-    Business    Company-
                             Combination    Owned    Combination    Owned     Total Business
                                 and        Stores       and        Stores     Combinations
                             Subsequent Unrelated to Subsequent  Unrelated to  and Company-
                            Adjustments Acquisition Adjustments Acquisitions   Owned Stores



Balance, January 1, 2000       $105       $ 650        $4,038      $3,156        $ 7,194
Reversal during the 26
  weeks ended July 1, 2000        -        (200)            -        (200)          (200)
Utilization for the 26 weeks
  ended July 1, 2000            (16)        (17)         (546)       (579)        (1,125)
                               ----       -----        ------       ------       -------
Balance, July 1, 2000          $ 89       $ 433        $3,492       $2,377       $ 5,869
                               ====       =====        ======       ======       =======

Balance, January 2, 1999       $500       $   -        $9,101       $5,610       $14,711
Utilization for the 26 weeks
  ended July 3, 1999              -           -        (1,101)        (614)       (1,715)
                               ----       -----        ------       ------       -------
Balance, July 3, 1999...       $500       $   -        $8,000       $4,996       $12,996
                               ====       =====        ======       ======       =======

                                       MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                           (Unaudited)

     The following table presents a summary of activity for stores originally identified to be closed or franchised in connection with the applicable business combination for the 26 weeks ended July 1, 2000 and July 3, 1999. This table does not include a summary of activity for stores Mrs. Fields' Holding intends to close or franchise that were not originally identified in connection with a business combination.

                                         Mrs. Fields Inc.
                                               and
                                        Original Cookie             H&M           Pretzel Time       Great American
                                        ------------------   -----------------   ----------------   ------------------
                                         To Be      To Be     To Be     To Be    To Be     To Be     To Be     To Be
                                        Closed   Franchised  Closed  Franchised  Closed Franchised  Closed   Franchised

Balance, January 1, 2000..............       -        14          -         -        -         -        6          1

Stores closed, franchised or removed
  for the 26 weeks ended July 1, 2000.       -       (11)         -         -        -         -       (2)        (1)
                                           ---       ---        ---       ---      ---       ---   -  ---        ---

Balance, July 1, 2000 ................       -         3          -         -        -         -        4          -
                                           ===       ===        ===       ===      ===       ===      ===        ===

Balance, January 2, 1999..............      23        36          6         7        3         -       43         11

Stores closed, franchised or removed
  for the 26 weeks ended July 3, 1999.     (13)      (13)        (4)       (4)      (3)        -      (21)        (1)
                                           ---       ---        ---       ---      ---       ---      ---        ---

Balance, July 3, 1999 ................      10        23          2         3        -         -       22         10
                                           ===       ===        ===       ===      ===       ===      ===        ===

                                                    Pretzelmaker      Consolidated
                                                  ----------------   --------------
                                                  To Be    To Be     To Be    To Be
                                                 Closed  Franchised Closed Franchised

Balance, January 1, 2000..............               -          -        6       15

Stores closed, franchised or removed
  for the 26 weeks ended July 1, 2000.               -          -       (2)     (12)
                                                   ---        ---      ---      ---

Balance, July 1, 2000 ................               -          -        4        3
                                                   ===        ===      ===      ===

Balance, January 2, 1999..............               7          -       82       54

Stores closed, franchised or removed
  for the 26 weeks ended July 3, 1999.              (4)         -      (45)     (18)
                                                   ---        ---      ---      ---

Balance, July 3, 1999 ................               3          -       37       36
                                                   ===        ===      ===      ===

                                          MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
                                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                              (Unaudited)

     The following table presents a summary of activity for stores Mrs.  Fields'
Holding intends to close or franchise that were not originally identified to be closed or franchised in connection with a business combination for the 26 weeks ended July 1, 2000, and July 3, 1999:


                                                               Mrs. Fields Inc.
                                                             and Original Cookie               H&M         Pretzel Time
                                                             -------------------      -----------------   ----------------
                                                              To Be       To Be       To Be     To Be      To Be   To Be
                                                             Closed     Franchised    Closed  Franchised  Closed Franchised

Balance, January 1, 2000..................................        3           4          -         -        -       1

Stores closed, franchised, or removed during the 26
  weeks ended July 1, 2000................................       (1)         (2)         -         -        -      (1)
                                                                ---         ---        ---       ---      ---     ---
Balance, July 1, 2000.....................................        2           2          -         -        -       -
                                                                ===         ===        ===       ===      ===     ===

Balance, January 2, 1999..................................       20          10          2         1        2       3
Stores closed, franchised or removed during the
  26 weeks ended July 3, 1999.............................      (19)         (4)        (2)        -       (1)     (2)
                                                                ---         ---        ---       ---      ---     ---
Balance, July 3, 1999.....................................        1           6          -         1        1       1
                                                                ===         ===        ===       ===      ===     ===

                                                                 Great American        Consolidated
                                                                -----------------   ------------------
                                                                To Be      To Be     To Be     To Be
                                                                Closed  Franchised  Closed   Franchised

Balance, January 1, 2000..................................       -          -           3         5

Stores closed, franchised, or removed during the 26
  weeks ended July 1, 2000................................       -          -          (1)       (3)
                                                               ---        ---         ---       ---
Balance, July 1, 2000.....................................       -          -           2         2
                                                               ===        ===         ===       ===

Balance, January 2, 1999..................................       5         -           29        14
Stores closed, franchised or removed during the
  26 weeks ended July 3, 1999.............................      (1)        -          (23)       (6)
                                                               ---       ---          ---       ---
Balance, July 3, 1999.....................................       4         -            6         8
                                                               ===       ===          ===       ===

                                          MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
                                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                        (Dollars in thousands)
                                                              (Unaudited)


     The following table presents a summary of changes in the property and equipment impairment reserves that were established in connection with the applicable business combination for the 26 weeks ended July 1, 2000 and July 3, 1999 for stores to be closed and franchised:

                                                          Mrs. Fields,
                                                            Inc. and
                                                            Original                       Great
                                                           Cookie Co.         H&M         American      Pretzelmaker  Consolidated

Balance, January 1, 2000...........................            $2,246       $   640         $1,427            $169       $ 4,482
Addition to impairment for the 26 weeks ended
   July 1, 2000 related to stores to be closed.....                42             -             89               -           131
Addition to impairment for the 26 weeks ended
   July 1, 2000 related to stores to be franchised.               129             5            251               -           385
Utilization for the 26 weeks ended July 1, 2000
   related to stores to be closed..................              (605)          (17)          (209)              -          (831)
Utilization for the 26 weeks ended July 1, 2000
   related to stores to be franchised..............               (40)          (85)             -               -          (125)
                                                               ------       -------         ------            ----       -------
Balance, July 1, 2000..............................            $1,772       $   543         $1,558            $169       $ 4,042
                                                               ======       =======         ======            ====       =======

Balance, January 2, 1999...........................            $3,844        $1,380         $2,877            $327       $ 8,428
Addition to impairment for the 26 weeks ended
   July 3, 1999 related to stores to be closed.....                25             -              -               -            25
Addition to impairment for the 26 weeks ended
   July 3, 1999 related to stores to be franchised.               362             -              -               -           362
Utilization for the 26 weeks ended July 3, 1999
   related to stores to be closed..................            (1,114)         (405)        (1,166)           (157)       (2,842)
Utilization for the 26 weeks ended July 3, 1999
   related to stores to be franchised..............              (665)         (335)            (5)              -        (1,005)
                                                               ------       -------         ------            ----       -------
Balance, July 3, 1999..............................            $2,452       $   640         $1,706            $170       $ 4,968
                                                               ======       =======         ======            ====       =======

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

(4)  TCBY MANAGEMENT AGREEMENT

     On February 9, 2000, Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P., Mrs. Fields' Holding's majority shareholder, entered into an agreement to acquire TCBY Enterprises, Inc. ("TCBY"), a retail snack food company. This acquisition (the "TCBY Transaction") was completed on June 1, 2000.

     In connection with the TCBY Transaction, on June 1, 2000, Mrs. Fields' Holding entered into a Management Agreement (the "TCBY Management Agreement") with TCBY Holding Company, Inc., the parent company of TCBY, and TCBY Systems, LLC, a wholly owned subsidiary of TCBY, pursuant to which the corporate and administrative functions of TCBY were transferred to Mrs. Fields' Holding. Under the TCBY Management Agreement, Mrs. Fields' Holding has agreed to manage and operate TCBY's business, and pay specified operating and other costs of TCBY (including specified costs associated with the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah), in exchange for a management fee that will be paid by TCBY semi-monthly. Revenue generated from the management fee is reported under the caption "Management fee revenue" in the income statement. Mrs. Fields' Holding does not separate the costs incurred under the management agreement from costs of operating Mrs. Fields' Holding, as most of Mrs. Fields' Holding employees support both companies, therefore the activity for managing TCBY is not reported as a separate segment.

     In accordance with the terms and conditions of the TCBY Management Agreement, Mrs. Fields' Holding and TCBY will share cost savings that may be obtained through the joint purchase of ingredients, supplies and services and Mrs. Fields' Holding will be eligible to receive a portion of the anticipated cost savings in connection with the expected outsourcing of TCBY's yogurt and ice cream manufacturing requirements. The TCBY Transaction will also provide the opportunity for Mrs. Fields' Holding and its eligible franchisees to become TCBY franchisees and for eligible TCBY franchisees to become franchisees of Mrs. Fields' Holding or its subsidiaries.

     In connection with the TCBY Transaction, Mrs. Fields' Holding received a $300,000 acquisition advisory fee for its services rendered in connection with the acquisition and for partial reimbursement of out-of-pocket costs and expenses totaling approximately $725,000 incurred by Mrs. Fields' Holding in connection with its performance of acquisition advisory services. Mrs. Fields' Holding will receive a fee of up to $1.5 million from TCBY when TCBY is successful in selling its existing dairy processing plant for net proceeds sufficient to retire debt associated with the plant. Mrs. Fields' Holding's management expects that the revenues from the TCBY Management Fee and any fees earned in connection with a sale of the TCBY dairy processing plant will exceed any costs not fully reimbursed by the acquisition advisory fee and related reimbursement.


(5)      REPORTABLE SEGMENTS

     Management evaluates performance at Mrs. Fields' Holding using two reportable operating segments; namely, (1) company-owned stores and related activity and (2) franchising and licensing activity. The segments are determined by revenue source; direct sales, or royalties and license fees. The company-owned stores segment consists of both cookie and pretzel stores owned and operated by Mrs. Fields and sales of its mail order business. The franchising and licensing segment consists of cookie and pretzel stores, which are owned and operated by third parties who pay Mrs. Fields an initial franchise fee and monthly royalties based on a percentage of gross sales, sales of cookie dough manufactured by the Company to its franchisees and other licensing activity not related to cookie or pretzel stores. Sales and transfers between segments are eliminated in consolidation.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

     Mrs. Fields' Holding evaluates performance of each segment based on contribution margin. Contribution margin is computed as the difference between the revenues generated by a reportable segment and the selling and store occupancy costs and cost of sales related to that reportable segment. It is used as a measure of the operating performance of an operating segment. Mrs. Fields'
Holding does not allocate any revenue generated from the TCBY management fee, general and administrative expense, other income (expense), interest expense, depreciation and amortization of assets to its reportable operating segments.
Segment revenue and contribution margin are presented in the following table (in thousands).

                                                      Company-Owned Stores       Franchising
                                                      including Mail Order      and Licensing          Total
                                                      --------------------      -------------          -----

13 weeks ended July 1, 2000
Segment revenues                                           $32,639                   $6,298           $38,937
Contribution margin                                          5,659                    3,857             9,516

13 weeks ended July 3, 1999
---------------------------
Segment revenues                                            34,786                    5,387            40,173
Contribution margin                                          7,403                    3,120            10,523

26 weeks ended July 1, 2000
Segment revenues                                            66,435                   12,404            78,839
Contribution margin                                         12,386                    7,745            20,131

26 weeks ended July 3, 1999
---------------------------
Segment revenues                                            71,915                   12,250            84,165
Contribution margin                                         13,404                    7,787            21,191

     The reconciliation of contribution margin to net loss is as follows (in thousands):

                                         13 Weeks Ended     13 Weeks Ended     26 Weeks Ended     26 Weeks Ended
                                          July 1, 2000       July 3, 1999       July 1, 2000       July 3, 1999
                                         --------------     --------------     --------------     --------------
Contribution margin                           $ 9,516              $10,523         $ 20,131          $ 21,191
Management fee revenue                          1,333                    -            1,333                 -
General and
   administrative expense                      (6,339)              (5,571)         (11,460)          (10,950)
Store closure benefit                             200                    -              200                 -
Depreciation and amortization                  (6,342)              (5,877)         (12,012)          (11,286)
Interest expense                               (6,330)              (5,715)         (12,468)          (11,364)
Other income (expense), net                       100                 (183)              80              (468)
                                              -------              -------         --------          --------
Net loss                                      $(7,862)             $(6,823)        $(14,196)         $(12,877)
                                              =======              =======         ========-         ========

     Geographic segment information is as follows (in thousands):

                                         Domestic        International        Domestic        International       Domestic
                                       Company-Owned     Company-Owned     Franchising and      Franchising    Management Fee
                                          Stores            Stores           Licensing        and Licensing       Revenue
                                       -------------    --------------     ---------------    -------------    --------------
Total revenues
13 weeks ended July 1, 2000             $32,639             $  -               $  6,242              $  56           $1,333
13 weeks ended July 3, 1999              34,786                -                  5,276                111              -

26 weeks ended July 1, 2000              66,435                -                 12,267                137            1,333
26 weeks ended July 3, 1999              71,894               21                 12,050                200              -

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


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

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

Overview

     Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding"), is a majority owned subsidiary of Capricorn Investors II, L.P. ("Capricorn"). Mrs. Fields' Holding is a holding company and does not have any material operations other than ownership of all of the capital stock of Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields"). Mrs. Fields has eight wholly owned operating subsidiaries; namely, Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzel Time, Inc., Pretzelmaker Holdings, Inc., Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H&M Canada, and Pretzelmaker of Canada; and three partially owned subsidiaries.

     Mrs. Fields' Holding, through its Mrs. Fields subsidiary, primarily operates and franchises retail stores, which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of July 1, 2000, Mrs. Fields' Holding owned and operated 126 Mrs. Fields Cookies stores, 89 Original Cookie Company stores, 91 Great American Cookies stores, 47 Hot Sam Pretzels stores, 77 Pretzel Time stores and 4 Pretzelmaker stores in the United States. Additionally, Mrs. Fields' Holding has franchised or licensed 852 stores in the United States and 115 stores in several other countries. As of July 1, 2000, Mrs. Fields' Holding owned and operated 423 continuing stores and 11 stores which are in the process of being closed or franchised. All of the stores in the process of being closed or franchised are expected to be closed or franchised by the end of fiscal year 2000.

     Mrs. Fields' Holding's business follows seasonal trends and is also affected by climate and weather conditions. Because Mrs. Fields' Holding's stores are heavily concentrated in shopping malls, Mrs. Fields' Holding's sales performance is significantly dependent on the performance of those malls. Mrs. Fields' Holding experiences its highest revenues in the fourth quarter of the calendar year due to the holiday season.

     All dollar amounts presented herein are stated in thousands.

Results of Operations

      The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields' Holding and percentage changes from period to period. Data in the table reflects the consolidated results of Mrs. Fields' Holding for the 13 and 26 weeks ended July 1, 2000 and the 13 and 26 weeks ended July 3, 1999.



                                                                     % CHG                                   % CHG
                                         For the 13 Weeks Ended      FROM       For the 26 Weeks Ended        FROM
                                        -------------------------   1999 TO  ----------------------------   1999 TO
                                        July 1, 2000  July 3,1999    2000    July 1, 2000    July 3, 1999     2000
                                        ------------  -----------   -------  ------------    ------------   -------
                                                                  (Dollars in thousands)
Statement of Operations Data:

Revenues:
     Net store and food sales..........     $32,639     $34,786      (6.2)%    $66,435          $71,915        (7.6)%
     Franchising.......................       6,097       5,146      18.5       12,043           11,562         4.2
     Management fee revenue............       1,333         -         N/A        1,333              -           N/A
     Licensing.........................         201         241     (16.6)         361              688       (47.5)
                                            -------     -------                -------          -------
       Total revenues..................       40,270     40,173        .2        80,172          84,165        (4.7)
                                            -------     -------                 -------          -------

Operating Costs and Expenses:
     Selling and store occupancy costs.      18,387      19,725      (6.8)      36,707           41,118       (10.7)
     Cost of sales.....................      11,034       9,925      11.2       22,001           21,856          .7
     General and administrative........       6,339       5,571      13.8       11,460           10,950         4.7
     Store closure benefit.............        (200)        -         -           (200)               -         -
     Depreciation and amortization.....       6,342       5,877       7.9       12,012           11,286         6.4
                                            -------     -------                 -------          -------
       Total operating costs and expenses    41,902      41,098       2.0       81,980           85,210        (3.8)
                                            -------     -------                 -------          -------


Other Income (Expense):
     Interest expense..................      (6,330)     (5,715)     10.8      (12,468)         (11,364)        9.7
     Interest income...................          22          40     (45.0)          45               78       (42.3)
     Other income (expense), net.......          78        (223)      N/A            35            (546)        N/A
                                            -------     -------                 -------          -------
       Total other expense, net              (6,230)     (5,898)      5.6      (12,388)         (11,832)        4.7
                                            -------     -------                 -------          -------
       Net loss........................    $ (7,862)   $ (6,823)     15.2%    $(14,196)        $(12,877)       10.2%
                                           ========-   ========-              ========-        ========-

13 Weeks Ended July 1, 2000 Compared to the 13 Weeks Ended July 3, 1999

         As of July 1, 2000, there were 434 Company-owned stores and 967 franchised or licensed stores in operation. The store activity for the 13 weeks ended July 1, 2000 and July 3, 1999 is summarized as follows:


    Company-owned and Franchised or Licensed Store Activity               July 1,              July 1,
                                                                            2000                1999
                                                                 --------------------   --------------------
                                                                 Company-   Franchised  Company-   Franchised
                                                                  Owned    or Licensed   Owned    or Licensed
       Stores open as of the beginning of the 13 weeks ended        446         980        516          991
         Stores opened (including relocations)                        1          42          4           18
         Stores closed (including relocations)                       (8)        (57)        (7)         (19)
         Stores sold to franchisees                                  (3)          3         (4)           4
         Non-continuing (exit plan) stores closed                    (2)         (1)       (10)           -
         Non-continuing (exit plan) stores franchised                 -           -         (8)           8
         Stores acquired from franchisees                             -           -          1           (1)
                                                                    ---         ---        ---        -----
       Stores open as of the end of the 13 weeks ended              434         967        492        1,001
                                                                    ===         ===        ===        =====

Revenues

         Net Store and Food Sales.  Total net store sales decreased  $2,147,  or
6.2 percent, from $34,786 to $32,639 for the 13 weeks ended July 1, 2000 compared to the 13 weeks ended July 3, 1999. The decrease was due primarily to 58, or 11.8 percent, fewer stores open at July 1, 2000 compared to July 3, 1999. Sales were flat for mall stores that had been open one year or more when compared to the same period in the prior year. Mail order sales for the 13 weeks ended July 1, 2000 increased $871, or 77 percent, compared to the 13 weeks ended July 3, 1999. The increase was due to increased mail order sales and the direct sales of frozen cookie dough in supermarkets that in the prior year had been marketed by an outside licensee.

         Franchising Revenues. Franchising revenues increased $951, or 18.5 percent, from $5,146 to $6,097 for the 13 weeks ended July 1, 2000 compared to the 13 weeks ended July 3, 1999. Franchising revenues were positively impacted by the Easter holiday occurring in the second quarter in fiscal 2000 compared to Easter occurring in the first quarter in 1999. Sales of cookie dough to our Great American franchisees also increased $166 during the 13 weeks ended July 1, 2000, compared to the 13 weeks ended July 3, 1999.

         Management Fee Revenue. The Company received management fee revenue of $1,033 in June of 2000 to manage TCBY, which was acquired by an affiliate of the Company's parent on June 1, 2000. The Company also received a $300 acquisition advisory fee as part of the acquisition. Under the terms of the management agreement, the Company will receive monthly payments of $1,033 for managing and operating TCBY's business.

         Licensing Revenues. Licensing revenues decreased $40, or 16.6 percent, from $241 to $201 for the 13 weeks ended July 1, 2000 compared to the 13 weeks ended July 3, 1999. The decrease in licensing revenues for the 13 weeks ended July 1, 2000 was primarily attributable to a decrease in the number of licensees with agreements in effect during the current quarter compared to 1999.

Operating Costs and Expenses

         Selling and Store Occupancy Costs. Total selling and store occupancy costs decreased $1,338, or 6.8 percent, from $19,725 to $18,387 for the 13 weeks ended July 1, 2000 compared to the 13 weeks ended July 3, 1999. The decrease is attributable to 58, or 11.8 percent, fewer stores open at July 1, 2000 compared to July 3, 1999, and to cost cutting efforts.

         Cost of Sales. Total food cost of sales increased $1,109, or 11.2 percent, from $9,925 to $11,034 for the 13 weeks ended July 1, 2000 compared to the 13 weeks ended July 3, 1999. This increase was primarily the result of increased mail order and batter facility sales and sales of frozen cookie dough to retail outlets in 2000 compared to 1999. These sales have a lower gross profit percentage than regular food store sales and the mail order business incurred large advertising costs that negatively impacted its contribution in the 13 weeks ended July 1, 2000, compared to the prior year period. Cost of goods sold for mall stores decreased $1,120 or 14.0 percent due to fewer stores open during the 13 weeks ended July 1, 2000, compared to the prior period. Cost of sales as percentage of sales for mall stores decreased from 25.6 percent for the 13 weeks ended July 3, 1999, to 24.0 percent for the 13 weeks ended July 1, 2000.

         General and Administrative Expenses. General and administrative expenses increased $768, or 13.8 percent, from $5,571 to $6,339 for the 13 weeks ended July 1, 2000 compared to the 13 weeks ended July 3, 1999. The increase in general and administrative expenses was primarily attributable to one-time costs incurred by the Company in conjunction with Capricorn Investors III, L.P.'s acquisition of TCBY. These costs were offset by the $300 acquisition advisory fee and the $1,033 management fee revenue discussed above. This increase was partially offset by lower legal and risk management insurance expenditures in the current period. The Company expects general and administrative costs to continue at increased levels in the future as it manages and operates TCBY's business. However, these increased costs will be offset by the management fee revenue received from TCBY.

         Store Closure Benefit. The Company recorded a $200 store closure benefit in the current period. The Company was able to close certain stores at a cost less than what had been provided for in its closure plan. There was no comparable benefit or provision in 1999. See Note 3 to the Condensed Consolidated Financial Statements for a detailed explanation of the store closure reserve.

         Depreciation and Amortization. Total depreciation and amortization expense increased by $465, or 7.9 percent, from $5,877 to $6,342 for the 13 weeks ended July 1, 2000 compared to the 13 weeks ended July 3, 1999. The increase is primarily due to depreciation on the newly installed point of sale and other computer equipment, depreciation of new equipment installed in continuing stores and the acceleration of depreciation on stores in the process of being closed.

         Total Other Expense, Net. Total other expense, net increased by $332, or 5.6 percent, from $5,898 to $6,230 for the 13 weeks ended July 1, 2000 compared to the 13 weeks ended July 3, 1999. The increase resulted primarily from higher interest expense resulting from higher interest rates, partially offset by a lower tax provision and no preferred stock dividends in the current quarter.

         Net Loss. The net loss increased by $1,039, or 15.2 percent, from $6,823 to $7,862 for the 13 weeks ended July 1, 2000 compared to the 13 weeks ended July 3, 1999 due to the combination of factors described above.


26 Weeks Ended July 1, 2000 Compared to the 26 Weeks Ended July 3, 1999

         As of July 1, 2000, there were 434 Company-owned stores and 967 franchised or licensed stores in operation. The store activity for the 26 weeks ended July 1, 2000 and July 3, 1999 is summarized as follows:


    Company-owned and Franchised or Licensed Store Activity                 July 1,            July 1,
                                                                            2000                1999
                                                                 ---------------------  ---------------------
                                                                 Company-   Franchised  Company-   Franchised
                                                                  Owned    or Licensed   Owned    or Licensed
       Stores open as of the beginning of the 26 weeks ended        462         981         566         972
         Stores opened (including relocations)                        4          77          10          49
         Stores closed (including relocations)                      (21)        (98)        (23)        (38)
         Stores sold to franchisees                                  (6)          6          (7)          7
         Non-continuing (exit plan) stores closed                    (3)         (1)        (43)          -
         Non-continuing (exit plan) stores franchised                (3)          3         (14)         14
         Stores acquired from franchisees                             1          (1)          3          (3)
                                                                    ---         ---         ---       -----
       Stores open as of the end of the 26 weeks ended              434         967         492       1,001
                                                                    ===         ===         ===       =====

Revenues

         Net Store and Food Sales.  Total net store sales decreased  $5,480,  or
7.6 percent, from $71,915 to $66,435 for the 26 weeks ended July 1, 2000 compared to the 26 weeks ended July 3, 1999. The decrease was due primarily to 58, or 11.8 percent, fewer stores open at July 1, 2000 compared to July 3, 1999. For stores that had been open one year or more, mall store sales decreased .8 percent when compared to the same period in the prior year. Mail order sales for the 26 weeks ended July 1, 2000 increased $1,786, or 80 percent, compared to the 26 weeks ended July 3, 1999. The increase was due to increased mail order sales and the direct sales of frozen cookie dough in supermarkets that in the prior year had been marketed by an outside licensee.

         Franchising Revenues. Franchising revenues increased $481, or 4.2 percent, from $11,562 to $12,043 for the 26 weeks ended July 1, 2000 compared to the 26 weeks ended July 3, 1999. The increase was primarily from the sales of cookie dough to our Great American franchisees during the 26 weeks ended July 1, 2000, compared to the 26 weeks ended July 3, 1999.

         Management Fee Revenue. The Company received management fee revenue of $1,033 in June of 2000 to manage TCBY, which was acquired by an affiliate of the Company's parent on June 1, 2000. The Company also received a $300 acquisition advisory fee as part of the acquisition. Under the terms of the management agreement, the Company will receive monthly payments of $1,033 for managing and operating TCBY's business.

         Licensing Revenues. Licensing revenues decreased $327, or 47.5 percent, from $688 to $361 for the 26 weeks ended July 1, 2000 compared to the 26 weeks ended July 3, 1999. The decrease in licensing revenues for the 26 weeks ended July 1, 2000 was primarily attributable to a decrease in the number of licensees with agreements in effect during the first six months of 2000 compared to 1999. Also, the agreement with the licensee of frozen cookie dough for sale to supermarkets was in effect during the first six months of 1999, but not during 2000.

Operating Costs and Expenses

         Selling and Store Occupancy Costs. Total selling and store occupancy costs decreased $4,411, or 10.7 percent, from $41,118 to $36,707 for the 26 weeks ended July 1, 2000 compared to the 26 weeks ended July 3, 1999. The decrease is primarily attributable to 58, or 11.8 percent, fewer stores open at July 1, 2000 compared to July 3, 1999, and to cost cutting efforts. Selling and store occupancy costs as a percentage of sales decreased from 57.2 percent in 1999 to 55.3 percent in 2000.

         Cost of Sales. Total food cost of sales increased $145, or .7 percent, from $21,856 to $22,001 for the 26 weeks ended July 1, 2000 compared to the 26 weeks ended July 3, 1999. This increase was primarily the result of increased mail order and batter facility sales and sales of frozen cookie dough to retail outlets in 2000 compared to 1999. These sales have a lower gross profit percentage than regular food store sales and the mail order business incurred large advertising costs that negatively impacted its contribution in the 26 weeks ended July 1, 2000, compared to the prior year period. Cost of goods sold for mall stores decreased $2,109 or 12.4 percent due to fewer stores open during the 26 weeks ended July 1, 2000, compared to the prior period. Cost of sales as percentage of sales for mall stores decreased from 25.2 percent for the 26 weeks ended July 3, 1999, to 24.7 percent for the 26 weeks ended July 1, 2000.

         General and Administrative Expenses. General and administrative expenses increased $510, or 4.7 percent, from $10,950 to $11,460 for the 26 weeks ended July 1, 2000 compared to the 26 weeks ended July 3, 1999. The increase in general and administrative expenses was primarily attributable to one-time costs incurred by the Company in conjunction with Capricorn Investors III, L.P.'s acquisition of TCBY. These costs were offset by the $300 acquisition advisory fee and the $1,033 management fee revenue discussed above. This increase  was  partially  offset by lower  legal and risk  management  insurance expenditures in the current period. The Company expects general and administrative costs to continue at increased levels in the future as it manages and operates TCBY's business. However, these increased costs will be offset by the management fee revenue received from TCBY.

         Store Closure Benefit. The Company recorded a $200 store closure benefit in the current period. The Company was able to close certain stores at a cost less than what had been provided for in the plan. There was no comparable benefit or provision in 1999. See Note 3 to the Condensed Consolidated Financial Statements for a detailed explanation of the store closure reserve.

         Depreciation and Amortization. Total depreciation and amortization expense increased by $726, or 6.4 percent, from $11,286 to $12,012 for the 26 weeks ended July 1, 2000 compared to the 26 weeks ended July 3, 1999. The increase is primarily due to depreciation on the newly installed point of sale and other computer equipment, depreciation of new equipment installed in continuing stores and the acceleration of depreciation on stores in the process of being closed.

         Total Other Expense, Net. Total other expense, net increased by $556, or 4.7 percent, from $11,832 to $12,388 for the 26 weeks ended July 1, 2000 compared to the 26 weeks ended July 3, 1999. The increase resulted primarily from higher interest expense resulting from higher interest rates, partially offset by a lower tax provision and no preferred stock dividends in the current year.

         Net Loss. The net loss increased by $1,319, or 10.2 percent, from $12,877 to $14,196 for the 26 weeks ended July 1, 2000 compared to the 26 weeks ended July 3, 1999 due to the combination of factors described above.

Liquidity and Capital Resources

     General

     Mrs. Fields' Holding's principal sources of liquidity are cash flows from operating activities, cash on hand and available borrowings under Mrs. Fields' Holding's existing revolving credit facility. As of July 1, 2000, Mrs. Fields' Holding has $1,775 of cash and cash equivalents on hand and $4,366 additional borrowings available under its revolving credit facility. Mrs. Fields' Holding expects to use its existing cash, cash flows from operations and its credit facility to provide working capital, finance capital expenditures and to meet debt service requirements, including the December 1, 2000 interest payment. Based on current operations, Mrs. Fields' Holding believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes on both a short and long-term basis. There can be no assurance, however, that Mrs. Fields' Holding's business will continue to generate cash flows at or above current levels.

     July 1, 2000 Compared to January 1, 2000

     As of July 1, 2000, Mrs. Fields' Holding had liquid assets (cash and cash equivalents and accounts receivable) of $9,436, a decrease of 27.0 percent, or $3,486, from January 1, 2000 when liquid assets were $12,922. Cash decreased $3,144, or 63.9 percent, to $1,775 at July 1, 2000 from $4,919 at January 1,
2000. Cash decreased primarily from the retirement of the preferred stock of Pretzel Time, the purchase of capital assets with cash rather than using capital lease financing, and the payment of expenses incurred in 1999, but not due until 2000. Total receivables at July 1, 2000 were lower due to lower sales and improved cash collection procedures.

     Mrs. Fields' Holding's working capital decreased by $2,942, or 65.1 percent, to a negative $7,459 at July 1, 2000 from a negative $4,517 at January 1, 1999. This decrease is due primarily to lower cash balances in the current period.

     Long-term assets decreased $10,871, or 5.7 percent, to $179,290 at July 1, 2000 from $190,161 at January 1, 2000. This decrease was primarily the result of scheduled depreciation and amortization of property and equipment, goodwill and deferred loan costs.

     Mrs. Fields' Holdings utilized $1,675 of cash for operating activities for the 26 weeks ended July 1, 2000, primarily due to lower accounts payable balances and for cash payments to close stores.

     Mrs. Fields utilized $2,529 of cash in investing activities during the 26 weeks ended July 1, 2000, primarily for capital expenditures relating to store remodels and renovations.

     Mrs. Fields received $1,135 in cash from financing activities during the 26 weeks ended July 1, 2000. The increase resulted from borrowings on the Company's bank line of credit. During the current period, the preferred stock of Pretzel Time was redeemed in full.

     The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories; however, Mrs. Fields' Holding continually invests in its business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce Mrs. Fields' Holding's working capital. During the 26 weeks ended July 1, 2000 and July 3, 1999, Mrs. Fields expended $2,529 and $2,604, respectively, for capital assets and expects to expend a total of approximately $9,500 in 2000. Management anticipates that these expenditures will be funded with cash generated from operating activities and short-term borrowings under its credit facility as needed.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.       Description
         27.1              Financial data schedule (for SEC use only)

(b)    Forms 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





MRS. FIELDS' HOLDING COMPANY, INC.




/s/Larry A. Hodges                                            August 15, 2000
---------------------------------------------                 ---------------
Larry A. Hodges, President & CEO                              Date


/s/Michael B. Malan                                           August 15, 2000
---------------------------------------------                 ---------------
Michael B. Malan, Vice President & Controller                 Date
(Principal Accounting Officer)