Form 10-Q
period 2000-09-30
MRS FIELDS HOLDING CO INC
filed 2000-11-14
CIK 1071629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:     September 30, 2000

                                       or

[   ]   Transition Report Pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934

For the Transition Period from       to

Commission File Number: 333-67393


                       MRS. FIELDS' HOLDING COMPANY, INC.
                       ----------------------------------
               (Exact name of registrant specified in its charter)

                     DELAWARE                            87-0563475
---------------------------------------        ---------------------------------
(State or other jurisdiction of incorporation (IRS employer identification no.) or organization)


     2855 East Cottonwood Parkway, Suite 400
               Salt Lake City, Utah                                84121-7050
---------------------------------------------------          -------------------
     (Address of principal executive offices)                      (Zip code)


                                 (801) 736-5600
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  X yes       no

The registrant had 3,387,019 shares of common stock, $0.001 par value, outstanding at November 13, 2000.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
-------------------------------



Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 2000 and January 1, 2000...............  3

         Condensed Consolidated Statements of Operations for the 13 Weeks
             Ended September 30, 2000 and October 2, 1999.................................................  5

         Condensed Consolidated Statements of Operations for the 39 Weeks
             Ended September 30, 2000 and October 2, 1999.................................................  6

         Condensed Consolidated Statements of Cash Flows for the 39 Weeks
             Ended September 30, 2000 and October 2, 1999.................................................  7

         Notes to Condensed Consolidated Financial Statements.............................................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............ 17

Item 3.  Quantitative and Qualitative Disclosure about Market Risk........................................ 23


PART II.   OTHER INFORMATION
----------------------------

Item 1.   Legal Proceedings...............................................................................24

Item 6.   Exhibits and Reports on Form 8-K................................................................24


                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements


               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                 (in thousands, except share and per share data)

                                     ASSETS


                                                                                         September 30,         January 1,
                                                                                             2000                  2000
                                                                                         -------------         ----------

CURRENT ASSETS:
    Cash and cash equivalents                                                           $    1,296              $   4,919
    Accounts receivable, net of allowance for doubtful accounts
       of $398 and $111, respectively                                                        4,480                  4,767
    Amounts due from franchisees and licensees, net of allowance
       for doubtful accounts of $881 and $821, respectively                                  3,779                  3,236
    Inventories                                                                              4,396                  4,977
    Prepaid rent and other                                                                   1,345                    697
    Deferred income tax assets                                                               1,360                  1,360
                                                                                        ----------              ---------

                Total current assets                                                        16,656                 19,956
                                                                                        ----------              ---------

PROPERTY AND EQUIPMENT, at cost:
    Leasehold improvements                                                                  29,672                 26,698
    Equipment and fixtures                                                                  23,398                 22,540
    Land                                                                                       240                    240
                                                                                        ----------              ---------
                                                                                            53,310                 49,478
    Less accumulated depreciation and amortization                                         (27,992)               (20,813)
                                                                                        ----------              ---------

                Net property and equipment                                                  25,318                 28,665
                                                                                        ----------              ---------

DEFERRED INCOME TAX ASSETS                                                                   2,139                  2,139
                                                                                        ----------              ---------

GOODWILL, net of accumulated amortization of
    $28,774 and $21,310, respectively                                                      123,899                133,025
                                                                                        ----------              ---------

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated
    amortization of $4,568 and $3,700, respectively                                         12,194                 13,062
                                                                                        ----------              ---------

DEFERRED LOAN COSTS, net of accumulated amortization of
    $6,909 and $4,523, respectively                                                         10,726                 12,618
                                                                                        ----------              ---------

OTHER ASSETS                                                                                   713                    652
                                                                                        ----------              ---------

                                                                                        $  191,645              $ 210,117
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

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)(Continued)
                 (in thousands, except share and per share data)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                   September 30,         January 1,
                                                                                       2000                 2000
                                                                                   -------------         ----------

CURRENT LIABILITIES:
    Current portion of long-term debt                                                $      676          $      781
    Current portion of capital lease obligations                                            914                 842
    Borrowings under line of credit                                                       2,050                   -
    Accounts payable                                                                      6,402              10,514
    Accrued liabilities                                                                   6,176               7,291
    Current portion of store closure reserve                                              2,384               3,665
    Accrued interest payable                                                              4,764               1,380
                                                                                     ----------          ----------

              Total current liabilities                                                  23,366              24,473

LONG-TERM DEBT, net of current portion                                                  180,583             176,672

STORE CLOSURE RESERVE, net of current portion                                             2,516               3,529

CAPITAL LEASE OBLIGATIONS, net of current portion                                         2,536               3,107
                                                                                     ----------          ----------

              Total liabilities                                                         209,001             207,781
                                                                                     ----------          ----------

MANDATORILY  REDEEMABLE  CUMULATIVE  PREFERRED
    STOCK of PTI (a wholly owned subsidiary), aggregate
    liquidation preference of $1,070 at January 1, 2000                                       -               1,070
                                                                                     ----------          ----------

MINORITY INTEREST                                                                           117                 111
                                                                                     ----------          ----------

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $.001 par value; 5,000,000 shares authorized
       and 3,387,019 shares outstanding                                                       3                   3
    Warrants to purchase common stock                                                     2,895               2,895
    Additional paid-in capital                                                           35,711              35,711
    Deferred compensation expense                                                          (385)               (385)
    Accumulated deficit                                                                 (55,616)            (37,069)
    Accumulated other comprehensive loss                                                    (81)                  -
                                                                                     ----------          ----------

              Total stockholders' equity (deficit)                                      (17,473)              1,155
                                                                                     ----------          ----------

                                                                                     $  191,645          $  210,117
                                                                                     ==========          ==========

      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (in thousands, except share and per share data)



                                                                            13 Weeks Ended          13 Weeks Ended
                                                                         September 30, 2000         October 2, 1999
                                                                         ------------------         ---------------


REVENUES:
    Net store and food sales                                               $      34,814             $     35,350
    Franchising                                                                    6,060                    6,520
    Management fee                                                                 3,100                        -
    Licensing                                                                      1,216                      499
                                                                           -------------             ------------
       Total revenues                                                             45,190                   42,369
                                                                           -------------             ------------

OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs                                             17,802                   19,222
    Cost of sales                                                                 11,581                   10,599
    General and administrative                                                     8,683                    5,367
    Store closure benefit                                                           (321)                       -
    Depreciation and amortization                                                  5,515                    5,441
                                                                           -------------             ------------
       Total operating costs and expenses                                         43,260                   40,629
                                                                           -------------             ------------

          Income from operations                                                   1,930                    1,740
                                                                           -------------             ------------

OTHER INCOME (EXPENSE), net:
    Interest expense                                                              (6,117)                  (5,821)
    Interest income                                                                   12                       37
    Other, net                                                                      (175)                    (193)
                                                                           -------------             ------------
       Total other expense, net                                                   (6,280)                  (5,977)
                                                                           -------------             ------------
          Loss before provision for income taxes, preferred stock
             accretion and dividends of subsidiaries and minority
             interest                                                             (4,350)                  (4,237)

PROVISION FOR INCOME TAXES                                                            (5)                      (6)
                                                                           -------------             ------------

          Loss before preferred stock accretion and dividends of
              subsidiaries and minority interest                                  (4,355)                  (4,243)

PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES                                -                     (111)

MINORITY INTEREST                                                                      9                       (8)
                                                                           -------------             ------------

          Net loss                                                         $      (4,346)            $     (4,362)
                                                                           =============             ============

          Basic and diluted net loss per common share                      $       (1.28)            $      (1.33)
                                                                           =============             ============
          Weighted average number of common shares outstanding                 3,387,019                3,285,599
                                                                           =============             ============

COMPREHENSIVE LOSS:
          Net loss                                                         $      (4,346)            $     (4,362)
          Foreign currency translation adjustment                                     (6)                       -
                                                                           -------------             ------------
          Comprehensive loss                                               $      (4,352)            $     (4,362)
                                                                           =============             ============



     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (in thousands, except share and per share data)




                                                                             39 Weeks Ended         39 Weeks Ended
                                                                          September 30, 2000        October 2, 1999
                                                                          ------------------        ---------------


REVENUES:
    Net store and food sales                                                 $    101,249            $    107,265
    Franchising                                                                    18,103                  18,082
    Management fee                                                                  4,433                       -
    Licensing                                                                       1,577                   1,187
                                                                             ------------            ------------
       Total revenues                                                             125,362                 126,534
                                                                             ------------            ------------

OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs                                              54,509                  60,340
    Cost of sales                                                                  33,582                  32,455
    General and administrative                                                     20,143                  16,317
    Store closure benefit                                                            (521)                      -
    Depreciation and amortization                                                  17,527                  16,727
                                                                             ------------            ------------
       Total operating costs and expenses                                         125,240                 125,839
                                                                             ------------            ------------

          Income from operations                                                      122                     695
                                                                             ------------            ------------

OTHER INCOME (EXPENSE), net:
    Interest expense                                                              (18,585)                (17,185)
    Interest income                                                                    57                     115
    Other, net                                                                       (110)                   (303)
                                                                             ------------            ------------
       Total other expense, net                                                   (18,638)                (17,373)
                                                                             ------------            ------------

          Loss before provision for income taxes, preferred stock
             accretion and dividends of subsidiaries and minority
             interest                                                             (18,516)                (16,678)

PROVISION FOR INCOME TAXES                                                            (20)                   (216)
                                                                             ------------            ------------

          Loss before preferred stock accretion and dividends of
              subsidiaries and minority interest                                  (18,536)                (16,894)

PREFERRED STOCK ACCRETION AND DIVIDENDS OF SUBSIDIARIES                                 -                    (333)

MINORITY INTEREST                                                                      (6)                    (12)
                                                                             ------------            ------------

          Net loss                                                           $    (18,542)           $    (17,239)
                                                                             ============            ============

          Basic and diluted net loss per common share                        $      (5.47)           $      (5.25)
                                                                             ============            ============
          Weighted average number of common shares outstanding                  3,387,019               3,285,599
                                                                             ============            ============

COMPREHENSIVE LOSS:
          Net loss                                                           $    (18,542)           $    (17,239)
          Foreign currency translation adjustment                                     (81)                      -
                                                                             ------------            ------------
          Comprehensive loss                                                 $    (18,623)           $    (17,239)
                                                                             ============            ============

     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)


                                                                                  39 Weeks Ended        39 Weeks Ended
                                                                               September 30, 2000      October 2, 1999
                                                                               ------------------      ---------------


Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $  (18,542)           $  (17,239)
   Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                                 17,527                16,727
         Amortization of discount on notes                                              4,376                 3,767
         Amortization of deferred loan costs                                            2,386                 1,953
         Deferred compensation expense                                                      -                   101
         Loss on sale of assets                                                           366                   285
         Preferred stock accretion and dividends of subsidiaries                            -                   333
         Minority interest                                                                  6                    12
         Changes in operating assets and liabilities:
               Accounts receivable, net                                                  (185)                  333
               Amounts due from franchisees and licensees, net                            (71)                1,653
               Inventories                                                                581                   516
               Prepaid rent and other                                                    (648)                  372
               Accounts payable                                                        (4,112)               (1,596)
               Bank overdraft                                                               -                 4,038
               Store closure reserve                                                   (2,294)               (1,840)
               Accrued liabilities                                                     (1,115)                 (484)
               Accrued interest payable                                                 3,384                 3,879
               Other                                                                      (66)                  751
                                                                                   ----------            ----------
                  Net cash provided by operating activities                             1,593                13,561
                                                                                   ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisition expenses                                                  -                  (100)
    Purchase of property and equipment                                                 (4,363)               (3,401)
                                                                                   ----------            ----------
                  Net cash used in investing activities                                (4,363)               (3,501)
                                                                                   ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under line of credit                                                 2,050                 1,400
    Reduction of long-term debt                                                          (570)               (5,244)
    Payment of debt financing costs                                                      (494)               (1,741)
    Principal payments on capital lease obligations                                      (688)                 (793)
    Proceeds for exercise of stock options                                                  -                   148
    Payments for repurchase of common stock                                                 -                  (292)
    Reduction in preferred stock                                                       (1,070)                 (525)
                                                                                   ----------            ----------
                  Net cash used in financing activities                                  (772)               (7,047)
                                                                                   ----------            ----------
    Effect of foreign exchange rates                                                      (81)                    -
                                                                                   ----------            ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (3,623)                3,013

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                    4,919                 4,759
                                                                                   ----------            ----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                     $    1,296            $    7,772
                                                                                   ==========            ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                        $   12,827            $   11,353
                                                                                   ==========            ==========
     Cash paid for income taxes                                                    $      219            $      224
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

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Holding Company, Inc. and subsidiaries ("Mrs. Fields' Holding") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields' Holding as of September 30, 2000, and the related results of operations and cash flows for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2000 contained in Mrs. Fields' Holding's registration statement on Form S-4, which was declared effective on May 16, 2000.

     The results of operations for the 13 and 39 weeks ended September 30, 2000 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 30, 2000.

     Mrs. Fields' Holding is a majority owned subsidiary of Capricorn Investors II, L.P. ("Capricorn"). Mrs. Fields' Holding is a holding company and does not have any material operations other than ownership of all of the capital stock of Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields").

     All dollar amounts presented are stated in thousands.


(2)  RECLASSIFICATIONS
     -----------------

     Certain  reclassifications  have been made to the prior periods'  condensed
consolidated   financial   statements  to  conform  with  the  current  periods'
presentation.


(3)  STORE CLOSURE AND PROPERTY AND EQUIPMENT IMPAIRMENT RESERVES
     ------------------------------------------------------------

     Mrs. Fields' Holding's management reviews the historical and projected operating performance of its stores on a periodic basis to identify underperforming stores for impairment of net property investment or for targeted closing. Mrs. Fields' Holding's policy is to recognize a loss for that portion of the net property investment determined to be impaired. Additionally, when a store is identified for targeted closing, Mrs. Fields' Holding accrues the costs of closing the store, which are predominantly estimated lease termination costs. Lease termination costs include both one-time settlement payments and continued contractual payments over time under the original lease agreements where no settlement can be reached with the landlord. As a result, although all stores under the current exit plans will be exited by at least the end of fiscal year 2000, a portion of the store closure reserve will remain until all cash payments have been made. No operating losses have been accrued. The classification of some stores to be closed or franchised may be changed and the store removed from the exit plan if that store's operations change positively, or if the Company is unable to negotiate a settlement with the landlord. If and when a reserve that was established as part of purchase accounting is not fully utilized, Mrs. Fields' Holding reduces the reserve to zero, and goodwill is adjusted for the corresponding amount. Any excess reserve that was not established as part of purchase accounting is adjusted through the statement of operations.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



The following table presents a summary of the activity in the store closure reserve during the 39 weeks ended September 30, 2000 and October 2, 1999:



                         Mrs. Fields Inc. and
                            Original Cookie                 H & M                  Pretzel Time              Great American
                         -----------------------  ------------------------  --------------------------  -------------------------

                          Business   Company-      Business     Company-      Business       Company-     Business     Company-
                        Combination    Owned      Combination    Owned       Combination      Owned      Combination    Owned
                            and       Stores         and        Stores          and          Stores        and         Stores
                         Subsequent  Unrelated to Subsequent  Unrelated to    Subsequent   Unrelated to  Subsequent  Unrelated to
                        Adjustments Acquisitions  Adjustments Acquisitions   Adjustments  Acquisition   Adjustments  Acquisitions
                        ----------- ------------  ----------- ------------   -----------  ------------- -----------  ------------


Balance, January 1, 2000.  $ 1,614   $  1,581      $  536      $    294         $   109      $     86     $  1,674     $  545

Reversal during the 39
  weeks ended
  September 30, 2000.....      (70)         -           -           (26)              -           (44)           -       (151)

Utilization for the 39
  weeks ended
  ended September 30,
  2000...................     (466)      (439)        (89)         (141)            (33)            -         (405)      (160)
                           -------   --------      ------      --------         -------      --------     --------     ------

Balance, September 30,
  2000...................  $ 1,078   $  1,142      $  447      $    127         $    76      $     42     $  1,269     $  234
                           =======   ========      ======      ========         =======      ========     ========     ======


Balance, January 2, 1999.  $ 3,728   $  4,674      $  981      $    367         $   493      $    264     $  3,399     $  305

Reversal for the 39
   weeks ended
   October 2, 1999.......     (540)         -        (212)            -            (191)            -         (852)         -

Utilization for the 39
   weeks ended
   October 2, 1999.......   (1,019)      (789)          -           (79)              -           (48)        (457)         -
                           -------   --------      ------      --------         -------      --------     --------     ------

Balance, October 2, 1999.  $ 2,169   $  3,885      $  769      $    288         $   302      $    216     $  2,090     $  305
                           =======   ========      ======      ========         =======      ========     ========     ======



               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)




                                     Pretzelmaker                          Consolidated
                              --------------------------   ------------------------------------------
                                                             Total          Total
                               Business       Company-       Business      Company-
                              Combination      Owned       Combination      Owned       Total Business
                                  and          Stores          and          Stores       Combinations
                               Subsequent    Unrelated to   Subsequent    Unrelated to   and Company-
                               Adjustments   Acquisition   Adjustments    Acquisitions   Owned Stores
                              ------------   ------------  -----------    ------------  --------------

Balance, January 1, 2000.        $    105      $     650     $  4,038       $  3,156      $    7,194

Reversal during the 39
  weeks ended
  September 30, 2000.....               -           (230)         (70)          (451)           (521)

Utilization for the 39
  weeks ended
   September 30, 2000....             (23)           (17)      (1,016)          (757)         (1,773)
                                 --------      ---------     --------       --------      ----------

Balance, September 30,
   2000..................        $     82      $     403     $  2,952       $  1,948      $    4,900
                                 ========      =========     ========       ========      ==========


Balance, January 2, 1999.        $    500      $       -     $  9,101       $  5,610      $   14,711

Reversal for the 39
   weeks ended
   October 2, 1999.......            (368)             -       (2,163)             -          (2,163)

Utilization for the 39
  weeks ended
  October 2, 1999........               -              -       (1,476)          (916)         (2,392)
                                 --------      ---------     --------       --------      ----------

Balance, October 2, 1999.        $    132      $       -     $  5,462       $  4,694      $   10,156
                                 ========      =========     ========       ========      ==========

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



     The following table presents a summary of activity for stores originally identified to be closed or franchised in connection with the applicable business combination for the 39 weeks ended September 30, 2000 and October 2, 1999. This table does not include a summary of activity for stores Mrs. Fields' Holding intends to close or franchise that were not originally identified in connection with a business combination.



                                               Mrs. Fields Inc.
                                                     and
                                               Original  Cookie              H&M             Pretzel Time
                                               ----------------      ------------------    -------------------
                                               To Be      To Be       To Be     To Be      To Be       To Be
                                              Closed   Franchised    Closed  Franchised    Closed   Franchised
                                              ------   ----------    ------  ----------    ------   ----------

Balance, January 1, 2000..............           -          14          -         -           -          -

Stores closed, franchised or removed
   for the 39 weeks ended
   September 30, 2000.................           -         (12)         -         -           -          -
                                               ---        ----        ---       ---         ---         --

Balance, September 30, 2000 ..........           -           2          -         -           -          -
                                               ===        ====        ===       ===         ===         ==


Balance, January 2, 1999..............          23          36          6         7           3          -

Stores closed, franchised, or removed
    for the 39 weeks ended
    October 2, 1999...................         (14)        (14)        (4)       (4)         (3)         -
                                               ---        ----        ---       ---         ---         --

Balance, October 2, 1999 .............           9          22          2         3           -          -
                                               ===        ====        ===       ===         ===         ==






                                                    Great American           Pretzelmaker           Consolidated
                                               -----------------------   --------------------     -------------------
                                                To Be        To Be       To Be       To Be        To Be      To Be
                                               Closed      Franchised    Closed    Franchised     Closed   Franchised
                                               ------      ----------    ------    ----------     ------   ----------

Balance, January 1, 2000..............            6              1          -           -            6         15

Stores closed, franchised or removed
    for the 39 weeks ended
    September 30, 2000................           (3)            (1)         -           -           (3)       (13)
                                               ----            ---        ---         ---         ----       ----

Balance, September 30, 2000 ..........            3              -          -           -            3          2
                                               ====            ===        ===         ===         ====       ====


Balance, January 2, 1999..............           43             11          7           -           82         54

Stores closed, franchised, or removed
   for the 39 weeks ended
    October 2, 1999...................          (22)            (1)        (4)          -          (47)       (19)
                                               ----            ---        ---         ---         ----       ----

Balance, October 2, 1999 .............           21             10          3           -           35         35
                                               ====            ===        ===         ===         ====       ====

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



     The following table presents a summary of activity for stores Mrs. Fields' Holding intends to close or franchise that were not originally identified to be closed or franchised in connection with a business combination for the 39 weeks ended September 30, 2000, and October 2, 1999:



                                               Mrs. Fields Inc.
                                                     and
                                               Original  Cookie              H&M             Pretzel Time
                                               ----------------      ------------------    -------------------
                                               To Be      To Be       To Be     To Be      To Be       To Be
                                              Closed   Franchised    Closed  Franchised    Closed   Franchised
                                              ------   ----------    ------  ----------    ------   ----------

Balance, January 1, 2000..............           3           4          -         -           -          1

Stores closed, franchised or removed
   for the 39 weeks ended
   September 30, 2000.................          (1)         (2)         -         -           -         (1)
                                               ---        ----        ---       ---         ---         --

Balance, September 30, 2000 ..........           2           2          -         -           -          -
                                               ===        ====        ===       ===         ===         ==


Balance, January 2, 1999..............          28          14          2         1           3          1

Stores closed, franchised, or removed
    for the 39 weeks ended
    October 2, 1999...................         (20)         (7)        (2)        -          (1)        (1)
                                               ---        ----        ---       ---         ---         --

Balance, October 2, 1999 .............           8           7          -         1          (2)         -
                                               ===        ====        ===       ===         ===         ==






                                                    Great American            Consolidated
                                               -----------------------     -------------------
                                                To Be        To Be         To Be      To Be
                                               Closed      Franchised      Closed   Franchised
                                               ------      ----------      ------   ----------

Balance, January 1, 2000..............            -              -             3           5

Stores closed, franchised or removed
    for the 39 weeks ended
    September 30, 2000................            -              -            (1)         (3)
                                               ----            ---          ----        ----

Balance, September 30, 2000 ..........            -              -             2           2
                                               ====            ===          ====        ====


Balance, January 2, 1999..............            4              -            37          16

Stores closed, franchised, or removed
   for the 39 weeks ended
    October 2, 1999...................           (2)             -           (25)         (8)
                                               ----            ---          ----        ----

Balance, October 2, 1999 .............            2              -            12           8
                                               ====            ===          ====        ====

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)




     The following table presents a summary of changes in the property and equipment impairment reserves that were established in connection with the applicable business combination for the 39 weeks ended September 30, 2000 and October 2, 1999 for stores to be closed and franchised:


                                                          Mrs. Fields,
                                                            Inc. and
                                                            Original                      Great
                                                           Cookie Co.        H&M         American       Pretzelmaker    Consolidated
                                                          ------------       ---         --------       ------------    ------------


Balance, January 1, 2000...........................          $  2,246      $   640        $ 1,427         $   169         $ 4,482
Addition to impairment for the 39 weeks ended
   September 30, 2000 related to stores to be closed               42            -             89               -             131

Addition to impairment for the 39 weeks ended
   September 30, 2000 related to stores to be
   franchised......................................               129            5            251               -             385
Utilization for the 39 weeks ended September 30,
   2000 related to stores to be closed.............              (666)         (17)          (264)              -            (947)
Utilization for the 39 weeks ended September 30,
   2000 related to stores to be franchised.........               (98)         (85)             -               -            (183)
                                                             --------      -------        -------         -------         -------
Balance, September 30, 2000........................          $  1,653      $   543        $ 1,503         $   169         $ 3,868
                                                             ========      =======        =======         =======         =======



Balance, January 2, 1999...........................          $  3,844      $ 1,380        $ 2,877         $   327         $ 8,428
Utilization for the 39 weeks ended October 2, 1999
   related to stores to be closed..................            (1,137)        (405)        (1,190)           (157)         (2,889)
Utilization for the 39 weeks ended October 2, 1999
   related to stores to be franchised..............              (694)        (332)            (5)              -          (1,031)
                                                             --------      -------        -------         -------         -------
Balance, October 2, 1999...........................          $  2,013      $   643        $ 1,682         $   170         $ 4,508
                                                             ========      =======        =======         =======         =======


               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

(4)  TCBY MANAGEMENT AGREEMENT
     -------------------------

     On February 9, 2000, Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P., Mrs. Fields' Holding's majority shareholder, entered into an agreement to acquire TCBY Enterprises, Inc. ("TCBY"), a retail snack food company. This acquisition (the "TCBY Transaction") was completed on June 1, 2000.

     In connection with the TCBY Transaction, on June 1, 2000, Mrs. Fields' Holding entered into a Management Agreement (the "TCBY Management Agreement") with TCBY Holding Company, Inc., the parent company of TCBY, and TCBY Systems, LLC, a wholly owned subsidiary of TCBY, pursuant to which the corporate and administrative functions of TCBY were transferred to Mrs. Fields' Holding. Under the TCBY Management Agreement, Mrs. Fields' Holding has agreed to manage and operate TCBY's business, and pay specified operating and other costs of TCBY (including specified costs associated with the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah), in exchange for a management fee that will be paid by TCBY semi-monthly. Revenue generated from the management fee is reported under the caption "Management fee revenue" on the statement of operations.

    In connection with the TCBY Transaction, Mrs. Fields' Holding received a $300 acquisition advisory fee for its services rendered in connection with the acquisition and for partial reimbursement of out-of-pocket costs and expenses totaling approximately $725 incurred and expensed by Mrs. Fields' Holding in connection with its performance of acquisition advisory services. Mrs. Fields' Holding will receive a reimbursement from TCBY for costs incurred by Mrs. Fields' Holding related to the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah upon TCBY's successful sale of its existing dairy processing plant for net proceeds sufficient to retire debt associated with the plant. Reimbursable expenses through September 30, 2000 were approximately $1,400. This reimbursement, will be reflected as a one-time increase in the Management Fee upon receipt. Mrs. Fields' Holding's management expects that the revenues from the TCBY Management Fee and any fees earned in connection with a sale of the TCBY dairy processing plant will exceed Mrs. Fields costs related to this agreement.

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

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


     Mrs. Fields' Holding evaluates performance of each segment based on contribution margin. Contribution margin is computed as the difference between the revenues generated by a reportable segment and the selling and store occupancy costs and cost of sales related to that reportable segment. It is used as a measure of the operating performance of an operating segment. Mrs. Fields' Holding does not allocate any revenue generated from the TCBY management fee, general and administrative expense, other income (expense), interest expense, depreciation and amortization of assets to its reportable operating segments. Mrs. Fields' Holding does not separate the costs incurred while performing activities for the TCBY management agreement from costs of operating Mrs. Fields, as most of Mrs. Fields' employees support both companies, therefore the activity for managing TCBY is not reported as a separate segment. Segment revenue and contribution margin are presented in the following table.


                                                     Company-Owned Stores,       Franchising
                                                      including Mail Order      and Licensing          Total
                                                     ---------------------      -------------          -----


13 weeks ended September 30, 2000
---------------------------------
Segment revenues                                            $  34,814             $  7,276          $  42,090
Contribution margin                                             7,861                4,846             12,707

13 weeks ended October 2, 1999
------------------------------
Segment revenues                                               35,350                7,019             42,369
Contribution margin                                             7,893                4,655             12,548

39 weeks ended September 30, 2000
---------------------------------
Segment revenues                                              101,249               19,680            120,929
Contribution margin                                            20,247               12,591             32,838

39 weeks ended October 2, 1999
------------------------------
Segment revenues                                              107,265               19,269            126,534
Contribution margin                                            22,119               11,620             33,739

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      The reconciliation of contribution margin to net loss is as follows:



                                     13 Weeks Ended        13 Weeks Ended     39 Weeks Ended     39 Weeks Ended
                                   September 30, 2000     October 2, 1999   September 30, 2000   October 2, 1999
                                   ------------------     ---------------   ------------------   ---------------

Contribution margin                       $ 12,707            $ 12,548          $  32,838           $  33,739
Management fee revenue                       3,100                   -              4,433                   -
General and
   administrative expense (1)               (8,683)             (5,367)           (20,143)            (16,317)
Store closure benefit                          321                   -                521                   -
                                          --------            --------          ---------           ---------
    EBITDA (1)(2)                            7,445               7,181             17,649              17,422
Depreciation and amortization               (5,515)             (5,441)           (17,527)            (16,727)
Interest expense                            (6,117)             (5,821)           (18,585)            (17,185)
Other income (expense), net                   (159)               (281)               (79)               (749)
                                          --------            --------          ---------           ---------
Net loss                                  $ (4,346)           $ (4,362)         $ (18,542)          $ (17,239)
                                          ========            ========          =========           =========


(1) Included in general and administrative expenses for the 39 weeks ended September 30, 2000, were approximately $1,400 of one-time transition costs associated with transferring the management function from Little Rock, Arkansas, to Salt Lake City. When TCBY is successful in selling its existing dairy processing plant for net proceeds sufficient to retire debt associated with the plant, Mrs. Fields' will receive reimbursement for these transition costs.

(2) EBITDA consists of earnings before depreciation, amortization, interest, income taxes, minority interest, preferred stock accretion and dividends of subsidiaries and other income or expense. EBITDA is not intended to represent cash flows from operations as defined by accounting principles generally accepted in the United States and should not be considered as an alternative to net income (loss) as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA has been included in this presentation because it is one of the indicators by which Mrs. Fields assesses its financial performance and its capacity to service its debt.

     Geographic segment information is as follows:


                                                Domestic       International      Domestic      International     Domestic
                                             Company-Owned     Company-Owned     Franchising     Franchising     Management
                                                 Stores          Stores         and Licensing   and Licensing   Fee Revenue
                                             -------------     -------------    -------------   -------------   -----------

Total revenues
--------------
13 weeks ended September 30, 2000             $  34,814             $   -          $  7,187          $   89         $  3,100
13 weeks ended October 2, 1999                   35,350                 -             6,930              89                -

39 weeks ended September 30, 2000               101,249                 -             19,454            226            4,433
39 weeks ended October 2, 1999                  107,244                21             18,980            289                -


     Revenues from international franchising and licensing are generated from Canada and Australia with no other countries having material representation. During the year ended January 1, 2000 all remaining international company-owned stores were closed.

     No customers accounted for more than 10 percent of Mrs. Fields' Holding's total revenues or individual segment's revenues.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


(6)  SUBSEQUENT EVENT
     ----------------

    On October 30, 2000, Mrs. Fields' Holding Company, Inc., purchased the area development rights, and 20 Pretzel Time stores from a franchisee for approximately $3.8 million. Mrs. Fields' Holding Company, Inc plans to enter into a management agreement with Mrs. Fields to manage and operate these stores.

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

     Mrs. Fields' Holding, through its Mrs. Fields subsidiary, primarily operates and franchises retail stores, which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of September 30, 2000, Mrs. Fields' Holding owned and operated 126 Mrs. Fields Cookies stores, 82 Original Cookie Company stores, 90 Great American Cookies stores, 46 Hot Sam Pretzels stores, 78 Pretzel Time stores and 5 Pretzelmaker stores in the United States. Additionally, Mrs. Fields' Holding has franchised or licensed 858 stores in the United States and 112 stores in several other countries. As of September 30, 2000, Mrs. Fields' Holding owned and operated 427 continuing stores and 9 stores which are in the process of being closed or franchised. All of the stores in the process of being closed or franchised are expected to be closed or franchised by the end of fiscal year 2000.

     Mrs. Fields' Holding's business follows seasonal trends and is also affected by climate and weather conditions, which in turn affects Mall traffic. Because Mrs. Fields' Holding's stores are heavily concentrated in shopping malls, Mrs. Fields' Holding's sales performance is significantly dependent on the performance of those malls. Mrs. Fields' Holding experiences its highest revenues in the fourth quarter of the calendar year due to the holiday season.

     All dollar amounts presented herein are stated in thousands.

Results of Operations

      The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields' Holding and percentage changes from period to period. Data in the table reflects the consolidated results of Mrs. Fields' Holding for the 13 and 39 weeks ended September 30, 2000 and the 13 and 39 weeks ended October 2, 1999.


                                                                       %CHG                                     %CHG
                                                                       FROM                                     FROM
                                          For the 13 Weeks Ended     1999 to      For the 39 Weeks Ended       1999 to
                                        Sep. 30, 2000  Oct. 2, 1999    2000     Sept.30,2000    Oct. 2. 1999     2000
                                        -------------  ------------  -------    ----------------------------   -------
                                                                    (Dollars in thousands)


Statement of Operations Data:

Revenues:
     Net store and food sales..........    $ 34,814   $  35,350       (1.5)%    $ 101,249      $   107,265        (5.6)%
     Franchising.......................       6,060       6,520       (7.1)        18,103           18,082          .1
     Management fee revenue............       3,100         -          N/A          4,433               -          N/A
     Licensing.........................       1,216         499      143.7          1,577            1,187        32.9
                                           --------   ---------                 ---------      -----------
       Total revenues..................      45,190      42,369        6.7        125,362          126,534         (.9)
                                           --------   ---------                 ---------      -----------

Operating Costs and Expenses:
     Selling and store occupancy costs.      17,802      19,222       (7.4)        54,509           60,340        (9.7)
     Cost of sales.....................      11,581      10,599        9.3         33,582           32,455         3.5
     General and administrative........       8,683       5,367       61.8         20,143           16,317        23.4
     Store closure benefit.............        (321)        -          N/A           (521)               -         N/A
     Depreciation and amortization.....       5,515       5,441        1.4         17,527           16,727         4.8
                                           --------   ---------                 ---------      -----------
       Total operating costs and
       expenses                              43,260      40,629        6.5        125,240          125,839         (.5)
                                           --------   ---------                 ---------      -----------


Other Income (Expense):
     Interest expense..................      (6,117)     (5,821)       5.1        (18,585)         (17,185)        8.1
     Interest income...................          12          37      (67.6)            57              115       (50.4)
     Other income (expense), net.......        (171)       (318)     (46.2)          (136)            (864)      (84.3)
                                           --------   ---------                 ---------      -----------
       Total other expense, net              (6,276)     (6,102)       2.9        (18,664)         (17,934)        4.1
                                           --------   ---------                 ---------      -----------
       Net loss........................    $ (4,346)  $  (4,362)       (.4)%    $ (18,542)     $   (17,239)       (7.6)%
                                           ========   =========                 =========      ===========



13 Weeks Ended September 30, 2000 Compared to the 13 Weeks Ended October 2, 1999

         As of September 30, 2000, there were 427 Company-owned stores and 970 franchised or licensed stores in operation. The store activity for the 13 weeks ended September 30, 2000 and October 2, 1999 is summarized as follows:



    Company-owned and Franchised or Licensed Store Activity          September 30, 2000       October 2, 1999
                                                                  ---------------------    ---------------------
                                                                  Company-   Franchised    Company-   Franchised
                                                                  Owned     or Licensed     Owned    or Licensed
                                                                  --------  -----------    --------  -----------

       Stores open as of the beginning of the 13 weeks ended        434         967          492        1,001
         Stores opened (including relocations)                        3          20            1          25
         Stores closed (including relocations)                       (8)        (18)          (5)        (72)
         Stores sold to franchisees                                  (1)          1           (5)          5
         Non-continuing (exit plan) stores closed                     -          (1)          (2)          -
         Non-continuing (exit plan) stores franchised                (1)          1           (3)          3
         Stores acquired from franchisees                             -           -            1          (1)
                                                                    ---         ---          ---        -----
       Stores open as of the end of the 13 weeks ended              427         970          479          961
                                                                    ===         ===          ===        =====

Revenues

         Net Store and Food Sales. Total net store sales decreased $536, or 1.5 percent, from $35,350 to $34,814 for the 13 weeks ended September 30, 2000 compared to the 13 weeks ended October 2, 1999. The decrease was due primarily to 52, or 10.9 percent, fewer stores open at September 30, 2000 compared to October 2, 1999. Sales increased .6 percent for mall stores that had been open one year or more when compared to the same prior year period. Mail order sales for the 13 weeks ended September 30, 2000 increased $1,944, or 183.9 percent, compared to the 13 weeks ended October 2, 1999. The increase was due to increased mail order sales and the direct sales of frozen cookie dough in supermarkets that in the prior year had been marketed by an outside licensee.

         Franchising Revenues. Franchising revenues decreased $460, or 7.1 percent, from $6,520 to $6,060 for the 13 weeks ended September 30, 2000 compared to the 13 weeks ended October 2, 1999. Franchising revenues were negatively impacted primarily by lower initial franchise fees in the current period. Sales of cookie dough to Great American franchisees were flat during the current quarter when compared to the prior year period.

         Management Fee Revenue. The Company received management fee revenue of $3,100 during the current quarter to manage TCBY, which was acquired by an affiliate of the Company's parent on June 1, 2000. Under the terms of the management agreement, the Company will receive monthly payments of $1,033 for managing and operating TCBY's business. When TCBY is successful in selling its existing dairy processing plant for net proceeds sufficient to retire debt associated with the plant, Mrs. Fields' will receive reimbursement for approximately $1,400 of one-time transition costs associated with transferring the management function from Little Rock, Arkansas, to Salt Lake City. This reimbursement will be reflected as a one-time increase in the Management Fee.

         Licensing Revenues. Licensing revenues increased $717, or 143.7 percent, from $499 to $1,216 for the 13 weeks ended September 30, 2000 compared to the 13 weeks ended October 2, 1999. The increase in licensing revenues was primarily attributable to the signing of new licensees in the current year.


Operating Costs and Expenses

         Selling and Store Occupancy Costs. Total selling and store occupancy costs decreased $1,420, or 7.4 percent, from $19,222 to $17,802 for the 13 weeks ended September 30, 2000 compared to the 13 weeks ended October 2, 1999. The decrease is attributable to 52, or 10.9 percent, fewer stores open at September 30, 2000 compared to October 2, 1999.

         Cost of Sales. Total food cost of sales increased $982, or 9.3 percent, from $10,599 to $11,581 for the 13 weeks ended September 30, 2000 compared to the 13 weeks ended October 2, 1999. This increase was primarily the result of increased mail order and batter facility sales and sales of frozen cookie dough to retail outlets in 2000 compared to 1999. These sales have a lower gross profit percentage than regular food store sales. Cost of goods sold for mall stores decreased $758 or 8.8 percent due primarily to fewer stores open during the 13 weeks ended September 30, 2000, compared to the prior period. Cost of sales as percentage of sales for mall stores decreased from 25.1 percent for the 13 weeks ended October 2, 1999, to 24.7 percent for the 13 weeks ended September 30, 2000.

         General and Administrative Expenses. General and administrative expenses increased $3,316, or 61.8 percent, from $5,367 to $8,683 for the 13 weeks ended September 30, 2000 compared to the 13 weeks ended October 2, 1999. The increase in general and administrative expenses was primarily attributable to costs associated with managing TCBY under the management agreement discussed above, and to increased bad debt expense. The Company expects general and administrative costs to continue at the current quarter's level in the future as it manages and operates TCBY's business. However, these increased costs will be offset by the management fee revenue received from TCBY.

         Store Closure Benefit. The Company recorded a $321 store closure benefit in the current period. The Company was able to close certain stores at a cost less than what had been provided for in the plan. There was no comparable benefit or provision in 1999. See Note 3 to the Condensed Consolidated Financial Statements for a detailed explanation of the store closure reserve.

         Depreciation and Amortization. Total depreciation and amortization expense increased by $74, or 1.4 percent, from $5,441 to $5,515 for the 13 weeks ended September 30, 2000 compared to the 13 weeks ended October 2, 1999. The increase is primarily due to depreciation on the newly installed point of sale and other computer equipment, depreciation of new equipment installed in continuing stores and the acceleration of depreciation on stores in the process of being closed.

         Total Other Expense. Total other expense increased by $174, or 2.9 percent, from $6,102 to $6,276 for the 13 weeks ended September 30, 2000 compared to the 13 weeks ended October 2, 1999. The increase resulted primarily from higher interest expense resulting from higher interest rates, partially offset by no preferred stock accretion in the current quarter.


39 Weeks Ended September 30, 2000 Compared to the 39 Weeks Ended October 2, 1999

     As of September 30, 2000, there were 427 Company-owned stores and 970 franchised or licensed stores in operation. The store activity for the 39 weeks ended September 30, 2000 and October 2, 1999 is summarized as follows:


    Company-owned and Franchised or Licensed Store Activity          September 30, 2000       October 2, 1999
                                                                  ---------------------    ---------------------
                                                                  Company-   Franchised    Company-   Franchised
                                                                  Owned     or Licensed     Owned    or Licensed
                                                                  --------  -----------    --------  -----------



       Stores open as of the beginning of the 39 weeks ended        462         981         566         972
         Stores opened (including relocations)                        7          97          11          74
         Stores closed (including relocations)                      (29)       (116)        (12)       (110)
         Stores sold to franchisees                                  (7)          7          (5)          5
         Non-continuing (exit plan) stores closed                    (3)         (2)        (61)          -
         Non-continuing (exit plan) stores franchised                (4)          4         (24)         24
         Stores acquired from franchisees                             1          (1)          4          (4)
                                                                    ---        ----         ----       ----
       Stores open as of the end of the 39 weeks ended              427         970         479         961
                                                                    ===        ====         ===         ===


Revenues

         Net Store and Food Sales.  Total net store sales decreased  $6,016,  or
5.6 percent, from $107,265 to $101,249 for the 39 weeks ended September 30, 2000 compared to the 39 weeks ended October 2, 1999. The decrease was due primarily to 52, or 10.9 percent, fewer stores open at September 30, 2000 compared to October 2, 1999. For stores that had been open one year or more, mall store sales decreased .3 percent when compared to the same period in the prior year. Mail order sales for the 39 weeks ended September 30, 2000 increased $3,730, or
113.4 percent, compared to the 39 weeks ended October 2, 1999. The increase was due to increased mail order sales and the direct sales of frozen cookie dough in supermarkets that in the prior year had been marketed by an outside licensee.

         Franchising Revenues. Franchising revenues increased $21, or .1 percent, from $18,082 to $18,103 for the 39 weeks ended September 30, 2000 compared to the 39 weeks ended October 2, 1999. Increased sales of cookie dough to Great American franchisees was partially offset by lower royalty revenues resulting from lower initial franchise fees during the 39 weeks ended September 30, 2000, compared to the 39 weeks ended October 2, 1999.

         Management Fee Revenue. The Company has received management fee revenue of $4,133 since June 1, 2000 to manage TCBY, which was acquired by an affiliate of the Company's parent on June 1, 2000. The Company also received a $300 acquisition advisory fee as part of the acquisition. Under the terms of the management agreement, the Company will receive monthly payments of $1,033 for managing and operating TCBY's business. When TCBY is successful in selling its existing dairy processing plant for net proceeds sufficient to retire debt associated with the plant, Mrs. Fields' will receive reimbursement for approximately $1,400 of one-time transition costs associated with transferring the management function from Little Rock, Arkansas, to Salt Lake City. This reimbursement will be reflected as a one-time increase in the Management Fee.

         Licensing Revenues. Licensing revenues increased $390, or 32.9 percent, from $1,187 to $1,577 for the 39 weeks ended September 30, 2000 compared to the 39 weeks ended October 2, 1999. The increase in licensing revenues for the 39 weeks ended September 30, 2000 was primarily attributable to new agreements during the third quarter of 2000. This increase was partially offset by the agreement with the licensee of frozen cookie dough for sale to supermarkets which was in effect during the first nine months of 1999, but not during 2000.

Operating Costs and Expenses

         Selling and Store Occupancy Costs. Total selling and store occupancy costs decreased $5,831, or 9.7 percent, from $60,340 to $54,509 for the 39 weeks ended September 30, 2000 compared to the 39 weeks ended October 2, 1999. The decrease is primarily attributable to 52, or 10.9 percent, fewer stores open at September 30, 2000 compared to October 2, 1999.

         Cost of Sales. Total food cost of sales increased $1,127, or 3.5 percent, from $32,455 to $33,582 for the 39 weeks ended September 30, 2000 compared to the 39 weeks ended October 2, 1999. This increase was primarily the result of increased mail order and batter facility sales and sales of frozen cookie dough to retail outlets in 2000 compared to 1999. These sales have a lower gross profit percentage than regular food store sales and the mail order business incurred large advertising costs that negatively impacted its contribution in the 39 weeks ended September 30, 2000, compared to the prior year period. Cost of goods sold for mall stores decreased $2,948 or 11.2 percent due to fewer stores open during the 39 weeks ended September 30, 2000, compared to the prior year period. Cost of sales as a percentage of sales for mall stores decreased from 25.3 percent for the 39 weeks ended October 2, 1999, to 24.8 percent for the 39 weeks ended September 30, 2000.

         General and Administrative Expenses. General and administrative expenses increased $3,826, or 23.4 percent, from $16,317 to $20,143 for the 39 weeks ended September 30, 2000 compared to the 39 weeks ended October 2, 1999. The increase in general and administrative expenses was primarily attributable to costs incurred by the Company in conjunction with Capricorn Investors III, L.P.'s acquisition of TCBY, and to increased bad debt expense. Included in general and administrative expenses were approximately $1,400 of one-time transition costs associated with transferring the management function from Little Rock, Arkansas, to Salt Lake City. When TCBY is successful in selling its existing dairy processing plant for net proceeds sufficient to retire debt associated with the plant, Mrs. Fields' Holding will receive reimbursement for these transition costs. Also included in general and administrative expenses are costs associated with managing TCBY's ongoing business. These costs were offset by the $300 acquisition advisory fee and the $4,133 management fee revenue discussed above. This increase was partially offset by lower legal and risk management insurance expenditures in the current year period. The Company expects general and administrative costs to continue at increased levels in the future as it manages and operates TCBY's business. However, these increased costs will be offset by the management fee revenue received from TCBY.

         Store Closure Benefit. The Company recorded a $521 store closure benefit in the current nine month period. The Company was able to close certain stores at a cost less than what had been provided for in the plan. There was no comparable benefit or provision in 1999. See Note 3 to the Condensed Consolidated Financial Statements for a detailed explanation of the store closure reserve.

         Depreciation and Amortization. Total depreciation and amortization expense increased by $800 or 4.8 percent, from $16,727 to $17,527 for the 39 weeks ended September 30, 2000 compared to the 39 weeks ended October 2, 1999. The increase is primarily due to depreciation on the newly installed point of sale and other computer equipment, depreciation of new equipment installed in continuing stores and the acceleration of depreciation on stores in the process of being closed.

         Total Other Expense. Total other expense increased by $730, or 4.1 percent, from $17,934 to $18,664 for the 39 weeks ended September 30, 2000 compared to the 39 weeks ended October 2, 1999. Higher interest expense resulting from higher interest rates, were partially offset by a lower tax provision and no preferred stock accretion in the current year period.


Liquidity and Capital Resources

     General

     Mrs. Fields' Holding's principal sources of liquidity are cash flows from operating activities, cash on hand and available borrowings under Mrs. Fields' Holding's existing revolving credit facility. As of September 30, 2000, Mrs. Fields' Holding has $1,296 of cash and cash equivalents on hand and $5,738 additional borrowings available under its revolving credit facility. Mrs. Fields' Holding expects to use its existing cash, cash flows from operations and its credit facility to provide working capital, finance capital expenditures and to meet debt service requirements, including the December 1, 2000 interest payment of approximately $7 million on its long term debt. Based on current operations, Mrs. Fields' Holding believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes on both a short and long-term basis. There can be no assurance, however, that Mrs. Fields' Holding's business will continue to generate cash flows at or above current levels.

     September 30, 2000 Compared to January 1, 2000

     As of September 30, 2000, Mrs. Fields' Holding had liquid assets (cash and cash equivalents and accounts receivable) of $9,555, a decrease of 26.1 percent, or $3,367, from January 1, 2000 when liquid assets were $12,922. Cash decreased $3,623, or 73.7 percent, to $1,296 at September 30, 2000 from $4,919 at January 1, 2000. Cash decreased primarily from the retirement of the preferred stock of Pretzel Time, the purchase of capital assets with cash rather than using capital lease financing, and the payment of expenses incurred in 1999, but not due until 2000. Total receivables at September 30, 2000 were higher due to slower collections.

     Mrs. Fields' Holding's working capital decreased by $2,193 or 48.6 percent, to a deficit $6,710 at September 30, 2000 from a deficit $4,517 at January 1, 2000. This decrease is due primarily to lower cash balances at September 30, 2000.

     Long-term assets decreased $15,172 or 8.0 percent to $174,989 at September 30, 2000 from $190,161 at January 1, 2000. This decrease was primarily the result of scheduled depreciation and amortization of property and equipment, goodwill and deferred loan costs.

     Mrs. Fields' Holding's operating activities provided cash of $1,593 for the 39 weeks ended September 30, 2000, primarily from non-cash charges and increased accrued interest balances. This increase was partially offset by lower accounts payable balances.

     Mrs. Fields utilized $4,363 of cash in investing activities during the 39 weeks ended September 30, 2000, primarily for capital expenditures relating to store remodels and renovations.

     Mrs. Fields used $772 in cash for financing activities during the 39 weeks ended September 30, 2000. Cash was used to redeem the Preferred stock of Pretzel Time, and for payment of capital lease and long-term debt obligations.

     The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories; however, Mrs. Fields' Holding continually invests in its business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce Mrs. Fields' Holding's working capital. During the 39 weeks ended September 30, 2000 and October 2, 1999, Mrs. Fields expended cash of $4,363 and $3,401, respectively, for capital assets and expects to expend a total of approximately $9,500 in 2000. Capital expenditures are expected to increase in the fourth quarter due to construction costs associated with the opening of approximately 10 new stores. Management anticipates that these expenditures will be funded with cash generated from operating activities and short-term borrowings under its credit facility as needed.

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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for the Company's fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivative instruments as either assets or liabilities in the condensed consolidated balance sheet and measure those instruments at fair value. The Company does not expect the adoption of SFAS 133, as amended, to have a material impact on the Company's results of operations, financial position or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no significant changes in market risks since the end of the Company's January 1, 2000 year. For more information, please read the consolidated financial statements and notes thereto included in Mrs. Fields' Holding's registration statement on Form S-4, for the year ended January 1, 2000, which was declared effective on May 16, 2000.

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

Exhibit No.       Description
-----------       -----------

    27.1          Financial data schedule (for SEC use only)

(b)    Forms 8-K

None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





MRS. FIELDS' HOLDING COMPANY, INC.




/s/Larry A. Hodges                                             November 14, 2000
---------------------------------------------                  -----------------
Larry A. Hodges, President & CEO                                     Date


/s/Michael B. Malan                                            November 14, 2000
---------------------------------------------                  -----------------
Michael B. Malan, Vice President & Controller                        Date
(Principal Accounting Officer)