Form 10-K405
period 2000-12-30
MRS FIELDS HOLDING CO INC
filed 2001-03-30
CIK 1071629

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ----------

Commission File Number: 333-67393

                       MRS. FIELDS' HOLDING COMPANY, INC.
               ---------------------------------------------------
               (Exact name of registrant specified in its charter)

          DELAWARE                                       87-05634759
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)

2855 EAST COTTONWOOD PARKWAY, SUITE 400
         SALT LAKE CITY, UTAH                          84121-7050
----------------------------------------               ----------
(Address of principal executive offices)               (Zip code)

                                 (801) 736-5600
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

/X/  YES        / / NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The Company had 3,387,019 shares of common stock outstanding at MARCH 30, 2001.

     Documents incorporated by reference: NONE

                       MRS. FIELDS' HOLDING COMPANY, INC.


                                TABLE OF CONTENTS

PART I.

Item 1.   Business..............................................................  3

Item 2.   Properties............................................................ 15

Item 3.   Legal Proceedings..................................................... 15

Item 4.   Submission of Matters to a Vote of Security Holders................... 16


PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters................................................... 17

Item 6.   Selected Financial Data............................................... 17

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................... 19

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............ 28

Item 8.   Financial Statements and Supplementary Data........................... 29

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................. 59


PART III.

Item 10.  Directors and Executive Officers of the Registrant.................... 60

Item 11.  Executive Compensation................................................ 62

Item 12.  Security Ownership of Certain Beneficial Owners and Management........ 65

Item 13.  Certain Relationships and Related Transactions........................ 66


PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...... 68


                                     PART I

FORWARD-LOOKING INFORMATION

     This report contains forward-looking statements. Forward-looking statements include the words "may," "will," "estimate," "continue," "believe," "expect" or "anticipate" and other similar words. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are based upon assumptions that are reasonable, we may not achieve such plans or objectives. Actual results may differ materially from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

     o the availability and adequacy of our cash flow to satisfy our obligations, including payment of the notes and additional funds required for working capital,

     o economic, competitive, demographic, business and other conditions in our various markets,

     o    the seasonal nature of our operations,

     o actions taken or failed to be taken by third parties, including our customers, suppliers, competitors and shareholders, as well as legislative, regulatory, judicial and other governmental authorities,

     o changes in our business strategy, capital improvements or development plans or in our personnel or their compensation,

     o    performance by franchisees and licensees,

     o difficulties or delays in developing and introducing anticipated new products or failure of customers to accept new product offerings,

     o changes in consumer preferences and our ability adequately to anticipate such changes,

     o    changes in raw materials and employee labor costs,

     o the termination of, or our inability to renew on favorable terms, our material agreements,

     o    changes in our relationships with our franchisees and licensees,

     o    changes in customer traffic

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

ITEM 1. BUSINESS

                                     HISTORY

     Mrs. Fields' Holding Company, Inc. ("MFH" or the "Company") is a holding company and does not have any material operations other than the ownership of all of the capital stock of Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields") and the operation of 20 pretzel stores we acquired in October 2000. Mrs. Fields' Holding is a subsidiary of Capricorn Investors II, L.P. ("Capricorn"). In 1996, Capricorn Investors II, L.P. formed Mrs. Fields' Original Cookies, Inc. and The Mrs. Fields' Brand, Inc. as Delaware corporations and subsidiaries of MFH. On September 17, 1996, Mrs. Fields initiated operations when it purchased substantially all of the assets and assumed certain liabilities of Mrs. Fields Inc. and its subsidiaries, The Original Cookie Company, Incorporated ("Original Cookie") and the pretzel business of Hot Sam Company, Inc. ("Hot Sam").

     One of the key elements of our business plan has been the closing or franchising of certain company-owned stores that did not meet specific financial and geographical criteria established by management. During the year ended December 30, 2000, we completed closing or franchising the stores that we had identified as part of our business plan or the stores had been removed from the store closure plan. Implementation of this element of the business plan has resulted in enhanced operating margins and cash flows as these stores franchised or closed. As a result of converting certain stores to franchises, royalty revenues have increased and are expected to continue to increase and net store sales and expenses associated with operating those stores decreased.

     Cash payments to landlords for early lease termination costs have negatively impacted our short-term liquidity position. However, our overall financial position is expected to strengthen over time as cash flows from operating activities increase. As cash is used to fund the store closure commitments, corresponding store closure reserves are reduced which has a neutral impact on working capital and financial position. We believe that we have sufficient liquidity to complete our store closure plans.

     Historically, we have achieved growth in both our cookie and pretzel businesses through strategic acquisitions and we expect to continue this strategy. In a series of transactions in 1997 and 1998, we acquired:

     o substantially all of the assets, including 79 Pretzel Time stores, of H&M Concepts Ltd. Co., the largest franchisee of Pretzel Time, Inc., the franchiser of the Pretzel Time concept, along with all of the common stock of Pretzel Time, Inc.,

     o all of the outstanding capital stock of Great American Cookie Company, Inc. and 48 stores from four Great American franchisees,

     o all of the outstanding capital stock of Pretzelmaker Holdings, Inc. ("Pretzelmaker"). Pretzelmaker had 248 franchised stores at the date of the acquisition.

     On February 9, 2000, Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P., the Company's majority stockholder, entered into an agreement to acquire TCBY Enterprises, Inc. ("TCBY"), a retail snack food company. This acquisition (the "TCBY Transaction") was completed on June 1, 2000.

     In connection with the TCBY Transaction, Mrs. Fields entered into a Management Agreement (the "TCBY Management Agreement") with TCBY Holding Company, Inc., the parent company of TCBY, and TCBY Systems, LLC, a wholly-owned subsidiary of TCBY, pursuant to which the corporate and administrative functions of TCBY were transferred to Mrs. Fields. Under the TCBY Management Agreement, Mrs. Fields has agreed to manage and operate TCBY's business, and pay specified operating and other costs of TCBY (including specified costs associated with expenses incurred on behalf of TCBY and the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah), in exchange for a management fee that will be paid by TCBY semi-monthly. Revenue generated from the management fee is reported under the caption "Management fee revenue" on the statement of operations.

     In connection with the TCBY Transaction, Mrs. Fields received a $300,000 acquisition advisory fee for its services rendered in connection with the acquisition and for partial reimbursement of out-of-pocket costs and expenses totaling approximately $725,000 incurred by Mrs. Fields in connection with its performance of acquisition advisory services. Mrs. Fields will be entitled to receive a reimbursement from TCBY for costs incurred and expensed by Mrs. Fields related to transitional and start-up expenses incurred on behalf of TCBY and the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah upon TCBY's sale of its existing dairy processing plant for net proceeds sufficient to retire debt associated with the plant or upon sufficient cash being available from the excess working capital of the dairy processing plant. Reimbursable transitional and start-up expenses through December 30, 2000, were approximately $2,400,000. Mrs. Fields' management expects that the revenues from the TCBY Management Fee and any fees earned in connection with a sale of the TCBY dairy processing plant will exceed Mrs. Fields costs related to this agreement.

     In accordance with the terms and conditions of the TCBY Management Agreement, Mrs. Fields and TCBY will share cost savings that may be obtained through the joint purchase of ingredients, supplies and services and Mrs. Fields will be eligible to receive a portion of the anticipated cost savings in connection with the expected outsourcing of TCBY's yogurt and ice cream manufacturing requirements. During the year ended December 30, 2000, Mrs. Fields did not record any revenues or fees related to the cost saving agreement. The TCBY Transaction has also provided the opportunity for Mrs. Fields and its eligible franchisees to become TCBY franchisees and for eligible TCBY franchisees to become franchisees of Mrs. Fields or its subsidiaries.

     On October 30, 2000, the Company acquired all of the stock of Sunshine Pretzel Time, Inc., Peachtree Pretzel Time, Inc., and CMBC, Inc., which collectively owned and operated 20 Pretzel Time stores, for $3,848,000, payable $700,000 in cash and a $3,200,000 note payable over a 3-year period.

                                     GENERAL

     Mrs. Fields is one of the largest retailers in the premium snack-food industry, with cookies and pretzels as our major product lines. We are the largest retailer in the United States of baked on-premises cookies, which we sell primarily under our Mrs. Fields brand name. Mrs. Fields is among the most widely recognized and respected brand names in the premium cookie industry with 94% brand awareness among consumers. We are the second largest retailer in the United States of baked on-premises pretzels, which we sell primarily under our Pretzel Time and Pretzelmaker brand names. As of February 24, 2001, our retail network consisted of 1,411 locations, of which 902 were cookie stores, 501 were pretzel stores and 8 were bakery cafe locations that sell a combination of the products that we offer. Of the total stores, 445 were company-owned, and 966 were franchised or licensed. We derive our revenue principally from the sale of our products in our company-owned stores, the sale of proprietary batter to our Great American franchised stores, and the receipt of royalty payments based on gross sales of franchisees. In addition, we generate revenues from initial franchise fees, from the sale of existing company-owned stores to franchisees, and from the management of the business of TCBY, Inc., which was purchased by an affiliate of our parent company in 2000.

                                PRODUCT OFFERINGS

     Our product offerings consist primarily of fresh baked cookies, brownies, muffins and other baked goods and fresh baked sweet dough and "Bavarian" style pretzels. During the year ending December 30, 2000, our revenue mix consisted of the following:

          Cookies and Brownies .........      68%

          Pretzels .....................      16%

          Beverages ....................      14%

          Other ........................       2%


     COOKIES. As of February 24, 2001, we operate and franchise 902 specialty retail cookie outlets, including full-size stores and satellite sites, consisting of carts, wagons and kiosks: 526 under the Mrs. Fields brand, 71 under the Original Cookie brand and 305 under the Great American brand. We have cookie stores in 48 states, with our Great American stores concentrated in the southeastern and south central states and our Mrs. Fields and Original Cookie stores strongly represented in the western, midwestern and eastern states. There is little overlap between Mrs. Fields and Great American stores, with a dual presence in 41 of the 654 malls in which we have cookie stores.

     Management believes that Mrs. Fields' market is the premium quality, baked on-premises segment of the approximately $12 billion U.S. cookie industry. We offer over 50 different types of cookies, brownies and muffins, which are baked continuously and served fresh throughout the day, as well as assorted soft drinks, frozen drinks, coffee and tea. Baked products are made using only high quality ingredients, and all dough is centrally manufactured and frozen or refrigerated to maintain product quality and consistency. All products pass strict quality assurance and control steps at both the manufacturing plants and the stores. In addition, Mrs. Fields continually creates and tests new products to attract new customers and satisfy current customers.

     Great American outlets also sell "Cookie Cakes." Cookie cakes are extra-large cookies, decorated with customer-selected personalized messages, for special occasions. Although cookie sales are generally the result of impulse buying, we believe that cookie cakes, which are often purchased as gifts for special occasions, differentiate Great American from other specialty cookie retailers by making Great American stores destination outlets.

     PRETZELS. As of February 24, 2001, we operated and franchised 501 retail pretzel stores, which offer "sweet dough" soft pretzels and "Bavarian" style pretzels with a variety of toppings: 245 under the Pretzel Time brand, 43 under the Hot Sam brand and 213 under the Pretzelmaker brand. Pretzel Time's primary product is an all-natural, hand-rolled soft pretzel, freshly baked from scratch at each store location. Pretzel Time stores prepare pretzels with a variety of flavors and specialty toppings, including cheddar cheese, cream cheese and pizza sauce. The stores also offer soft drinks and freshly squeezed lemonade.

     In addition, the retail pretzel business has grown more quickly than the retail cookie business in recent years. Hot Sam was acquired by us in connection with the acquisition of Original Cookie. In order to expand our presence in the retail pretzel industry, we acquired the business of H&M and the common stock of Pretzel Time and Pretzelmaker. From the time we acquired Pretzel Time, Pretzel Time brand stores have experienced a 6.4% year-over-year increase in store sales volume, an increase in average store sales of $42,000 and an increase of $8,000 in average store contribution.

     CROSS SELLING LOCATIONS. As of February 24, 2001, we operate and franchise eight stores under the name Mrs. Fields' Bakery Cafe in which we sell our core products of cookies, yogurt and ice cream and pretzels under the Mrs. Fields, TCBY and Pretzel Time brand names, respectively, as well as other products, including breakfast items, such as muffins, bagels and coffee, and lunch items, such as soup and sandwiches. The strength of a Bakery Cafe location is that it allows the consumer to select from a wide variety of food items at one location. By expanding the menu, we maximize multiple dayparts, or sales throughout the day. As a result, each store has the opportunity to increase exposure, attract new customers and increase frequency among current users. We believe that bakery cafe stores will be an increasing part of our business in the future.

                                BUSINESS STRATEGY

     Our objective is to increase sales and profitability at our company-owned and franchised stores by implementing the key elements of our long-term business strategy. We believe that our recent operating results reflect the successful implementation of our business strategy. The percentage change in comparable store sales improved to a negative 0.1% for the fiscal year ended December 30, 2000 compared to a negative 0.7% for the fiscal year ended January 1, 2000. In addition, during the same period, comparative store sales of Mrs. Fields and Pretzel Time, our premier concept brands, increased 2.4%, and 1.4%, respectively. The key elements of our business strategy are as follows:

     CAPITALIZE ON CROSS SELLING AND CO-BRANDING OPPORTUNITIES. We intend to capitalize on cross selling and co-branding opportunities by offering multiple product lines in a single location, providing franchisees of one brand the ability to become franchisees of our other brands and marketing bundled brands to potential and existing licensees. We have recently introduced stores specific for cross selling, which we call Mrs. Fields' Bakery Cafe, that sell each of our core brands in a single location. As of February 24, 2001, we had eight such stores and we intend to open eleven additional stores by the end of 2001. We will also open four Great American Cookies Bakery Cafe stores by the end of 2001. We intend to continue our relationship with existing third-party partners, such as Subway and Taco Bell, to co-brand our brands in their numerous existing locations. We will continue to explore additional co-branding opportunities with other well-respected national and regional brands.

     CAPITALIZE ON THE STRONG BRAND NAMES.

     "MRS. FIELDS" We believe that the Mrs. Fields brand name is the most widely recognized and respected brand name in the retail premium cookie industry. Mrs. Fields brand stores, for the year ended December 30, 2000, achieved higher average revenue ($353,000 versus $255,000) than Original Cookie stores. As a result, we intend to continue converting our remaining company-owned Original Cookie stores to Mrs. Fields brand stores, which we believe may result in an increase in net sales and income from store operations. Original Cookie stores represent 24% of all company-owned cookie stores. In addition, we intend to further capitalize on the Mrs. Fields brand name by further developing and expanding the ways we market our products, including kiosks and carts in malls, airports, convention centers, office buildings, street fronts and sports complexes; increasing the emphasis on the catalog/e-tailing business; and developing and capitalizing on licensing opportunities, such as linking sales of Mrs. Fields with prominent names in the retailing and food service industry, expanding licensing agreements with our existing licensees, entering into new licensing agreements with food service operators and developing product line extensions, such as cocoa, chocolate chips, ice cream novelties, chocolates and ready to eat cookies to be sold in supermarkets and other convenient locations.

     "PRETZEL TIME" We believe the "Pretzel Time" brand name is one of the leading brand names in pretzel retailing. We believe that there are significant opportunities to improve our existing Hot Sam store operations by continuing to convert our company-owned Hot Sam stores to Pretzel Time stores. Pretzel Time stores have, for the year ended December 30, 2000, achieved higher average revenue than Hot Sam stores ($263,000 vs. $210,000). As of February 24, 2001, Hot Sam stores represent 30% of all company-owned pretzel stores. We believe that the conversion to the Pretzel Time name may result in an increase in net sales and income from store operations for Mrs. Fields' pretzel business. In addition, we believe there are significant new Pretzel Time franchising opportunities.

     DEVELOP NEW COMPANY-OWNED AND FRANCHISED STORES. We plan to build and franchise new stores, as well as carts and kiosks, in existing and new markets. We have identified over 100 mall and non-traditional locations, such as amusement parks and other entertainment centers, which we believe would be ideal for cookie, pretzel and frozen yogurt and ice cream stores. Beginning in fiscal year 2001, we intend to add approximately 35 new company-owned stores per year, close 10 company-owned stores per year due to non-renewal of leases and to franchise approximately 100 to 110 new or co-branded pretzel and cookie stores per year.

     CONTINUE DEVELOPMENT OF NEW PRODUCTS. We maintain a product development department that continually creates and tests new products to attract new customers and revitalize the interest of current customers. Once a new product is identified, we develop prototypes to determine the initial formula. For Mrs. Fields products, the formula is then scaled up for test production runs at one or more approved facilities. Once the product has been successfully produced, ingredient specifications, formulas, manufacturing processes, finished product specifications, shelf life, storage and distribution procedures are established. The new product is either immediately launched throughout the system, as in the case of seasonal items or simple line extensions, or test marketed in a limited number of stores. After a trial period to evaluate both consumer response and store operations' ability to handle the new product, it is fully commercialized, modified or discontinued. We continually review the selection of products in an effort to maximize daytime offerings and profitability. For example, new muffin flavors, bagels, croissants, cinnamon rolls and a revitalized coffee program were recently introduced to enhance morning offerings, as cookies begin selling primarily after mid-day. Pretzel Time has developed flavor line extensions such as baked garlic parmesan pretzels. Additionally, Pretzel Time has developed more substantial meal replacement items including the pretzel dog, which attracts a more traditional lunch customer and is scheduled for system wide rollout in 2001.

     INCREASE INTERNATIONAL LOCATIONS. In addition to pursuing new store development opportunities within the United States, we intend to grow internationally by expanding our franchise operations. As of February 24, 2001, there were 111 franchised Mrs. Fields and Pretzelmaker brand stores open internationally.

     PURSUE FURTHER STRATEGIC ACQUISITIONS OF RELATED BUSINESSES. We intend to selectively pursue strategic acquisitions in order to expand our geographic presence and achieve operating efficiencies. Our management has demonstrated its ability to identify and integrate new businesses through our acquisitions of the cookie businesses of Original Cookie and Great American in 1996 and 1998, respectively, our acquisition of the pretzel business of Hot Sam in connection with our acquisition of Original Cookie and our acquisitions of the majority interest in Pretzel Time and the business of H&M in 1997.

                                STORE OPERATIONS

     STORE BASE. As of February 24, 2001, our store portfolio consisted of 445 company-owned stores, 730 domestic franchised locations, 111 international franchised locations and 125 licensed locations. By brand, our stores are distributed as follows:

                                  Company      Domestic     International
                                   Owned      Franchised     Franchised     Licensed      Total
                                  -------     ----------    -------------   --------      -----
Mrs. Fields .............           129           221            77            99           526
Great American ..........            94           211            --            --           305
Original Cookie .........            71            --            --            --            71
                                  -----         -----         -----         -----         -----
   Cookie Subtotal ......           294           432            77            99           902
                                  -----         -----         -----         -----         -----
Pretzel Time ............            95           138            --            12           245
Pretzelmaker ............             5           160            34            14           213
Hot Sam .................            43            --            --            --            43
                                  -----         -----         -----         -----         -----
   Pretzel Subtotal .....           143           298            34            26           501
                                  -----         -----         -----         -----         -----
Bakery Cafe .............             8            --            --            --             8
                                  -----         -----         -----         -----         -----
   Totals ...............           445           730           111           125         1,411
                                  =====         =====         =====         =====         =====

As of February 24, 2001, our domestic stores were located in 48 states, Guam, and Washington DC as follows:

                                              Mrs. Fields' Holding Company, Inc.
                                                       Store Geography List
------------------------------------------------------------------------------------------------------------------------------
                                                      Company                                                      % of
State                                                  Owned        Franchised    Licensed        Total         Retail Outlets
------------------------------------------------------------------------------------------------------------------------------
Alabama .....................................            --            19            --            19              1.35%
Alaska ......................................            --             2             3             5              0.35%
Arizona .....................................            12            15            --            27              1.91%
Arkansas ....................................             4             3             2             9              0.64%
California ..................................            55           106             9           170             12.05%
Colorado ....................................             3            23             1            27              1.91%
Connecticut .................................             5            13             3            21              1.49%
Delaware ....................................             2            --            --             2              0.14%
Florida .....................................            25            37             3            65              4.61%
Georgia .....................................            28            20             6            54              3.83%
Guam ........................................            --             2            --             2              0.14%
Hawaii ......................................             1             8             5            14              0.99%
Idaho .......................................             2             6            --             8              0.57%
Illinois ....................................            27            17             2            46              3.26%
Indiana .....................................            12            12            --            24              1.70%
Iowa ........................................             2            24             6            32              2.27%
Kansas ......................................             1            10             2            13              0.92%
Kentucky ....................................             3             8            --            11              0.78%
Louisiana ...................................            14             8            --            22              1.56%
Maine .......................................             1             1             2             4              0.28%
Maryland ....................................            12             6             4            22              1.56%
Massachusetts ...............................             5            10             2            17              1.20%
Michigan ....................................            14            30            --            44              3.12%
Minnesota ...................................             3            14             3            20              1.42%
Mississippi .................................            --             4             1             5              0.35%
Missouri ....................................             4            30             5            39              2.76%
Montana .....................................            --             2            --             2              0.14%
Nebraska ....................................             3             8            --            11              0.78%
Nevada ......................................             3            10             2            15              1.06%
New Hampshire ...............................             1             4            --             5              0.35%
New Jersey ..................................            10            19            --            29              2.06%
New Mexico ..................................             1             2             4             7              0.50%
New York ....................................            22            21             1            44              3.12%
North Carolina ..............................             4            26             7            37              2.62%
North Dakota ................................            --             7             1             8              0.57%
Ohio ........................................            43            16             9            68              4.82%
Oklahoma ....................................             6             7             6            19              1.35%
Oregon ......................................            --             6             1             7              0.50%
Pennsylvania ................................            16            12            --            28              1.98%
South Carolina ..............................             7             5            14            26              1.84%
South Dakota ................................             1             5             3             9              0.64%
Tennessee ...................................             1            21            --            22              1.56%
Texas .......................................            46            58             1           105              7.44%
Utah ........................................             5            21             3            29              2.06%
Virginia ....................................            16            17             1            34              2.41%
Washington ..................................             8            15             5            28              1.98%
Washington DC ...............................            --             2            --             2              0.14%
West Virginia ...............................             3             6            --             9              0.64%
Wisconsin ...................................            13             8            --            21              1.49%
Wyoming .....................................             1             4            --             5              0.35%
                                                       ----          ----          ----          ----             -----
    Subtotal ................................           445           730           117         1,292             91.57%
International Locations .....................            --           111             8           119              8.43%
                                                       ----          ----          ----          ----             -----
                                        TOTAL           445           841           125         1,411            100.00%
                                                       ====          ====          ====          ====             =====


     CONFIGURATION. The Company has developed a number of retail configurations that have wide application and adaptability to a variety of retail environments. In addition to the stores that have been designed for prime mall locations, the Company has developed other formats intended to extend our presence within and beyond mall locations. The introduction of frozen dough technology has led to a number of new store configurations, expanded product offerings in smaller outlets and non-traditional formats. We are expanding the products offered in current mall and non-urban areas, adding the full product line of brands we currently own or operate. We have had strong success in our first attempts to combine Mrs. Fields, TCBY and Pretzel Time in combination stores.

     o GENERAL. All of the retail store configurations are designed to include the same high-quality marketing, merchandising and design features that customers have come to expect from us. The store designs are bright with high-profile trademark identity. All products are baked throughout the day on the premises with ovens located in full view of the customer to support the "fresh-baked" image. All designs contain retail display, small freezers and cash registers.

     o COOKIE STORES. All stores are uniformly designed in accordance with the Mrs. Fields' Original Cookie or Great American prototype, making extensive use of glass, painted wood, brass, mirrors, lighting and point-of-sale displays intended to create an upscale, open and inviting look. Stores also attractively and efficiently display their fresh-baked products using custom-made showcases. Store size ranges from 350 to 800 square feet, and the typical company-owned store is about 600 to 700 square feet with a minimum of about 15 linear feet of counter space.

     o PRETZEL STORES. Pretzel Time outlets have an average size of 700 square feet in both kiosks and store locations. Pretzel Time stores are designed to enable customers to enjoy watching the pretzels being rolled, twisted and baked, which underscores freshness and lends to the product's growing appeal. The preferable size of a Pretzelmaker store is between 500 and 700 square feet. Stores and kiosks are likely to be located in high traffic areas allowing the efficient store layout and display to attract customers to watch the pretzels being rolled and baked in minutes.

     o BAKERY CAFE STORES. The average size of a Bakery Cafe store, which combines the attributes of cookie and pretzel stores, is between 1,000 and 1,500 square feet for malls and 1,500 to 2,000 square feet for lifestyle, entertainment and street front locations with 25 to 30 foot fronts and/or counter space.

     o KIOSKS AND CARTS. We and our franchisees and licensees also operate cookie kiosks and carts in a number of malls on a year-round basis. Kiosks have 100 to 250 square feet of retail space, supported by off-site storage and preparation space. Carts range in size from 30 to 92 square feet. Currently, only the Great American kiosks have self-contained baking ovens. Because of their small size, most carts and kiosks do not have baking equipment, and are supplied cookie products by a fully-equipped store usually located in the same mall. We continue to seek opportunities to expand and sell from carts and kiosks in malls, airports, convention centers and street fronts giving these outlets greater flexibility in the products they can offer.

     LOCATION AND LEASING. Taking the impulse nature of our business into consideration, we try to locate our outlets in areas of high pedestrian traffic, with easy proximity to pedestrian traffic flow and at a distance from other food providers of any kind. Possibilities for locations include any high pedestrian traffic areas, including second locations within malls, airport concourses, office building lobbies, hospitals and universities. Most of our stores are in malls with "A" and "B" classifications, which generally have the following characteristics: size greater than 700,000 square feet, sales per square foot greater than $300, population density greater than 150,000 people within a five-mile radius, median family income greater than $50,000, generally supported by national fashion anchor tenants and located to minimize competition from other malls.

     As of February 24, 2001, Mrs. Fields, including franchise locations, has a presence in approximately 90% of the top 150 (as measured in sales per foot) "A" and "B" malls in the country. Great American stores are located primarily in high-traffic "B" malls. The majority of our pretzel stores are located in shopping malls falling into "A", "B" and "C" classifications. Our new bakery cafe stores will be a vehicle for consolidating multiple operations in mall locations and for pursuing locations outside the mall environment, such as mixed use, entertainment and lifestyle centers.

     MARKETING AND ADVERTISING. Our in-house marketing department and an outside public relations company emphasize product sampling, local store marketing and brand name identification. Historically, we have spent relatively little on paid advertising, relying mainly on in-store signage and promotions. In addition to posters and display of products, we promote products by offering special packaging and selling other promotional items.

     o COOKIE STORES. In our Mrs. Fields stores we advertise at the store level, using the aroma of fresh-baked cookies and the attractive arrangement of finished products to create a store ambiance that is conducive to sales. We cultivate local customer loyalty by offering regular 20% discounts to employees in malls where stores are located and occasional other discounts. Mrs. Fields is currently working on developing catered corporate accounts for both company-owned and franchised stores and will be building awareness of products geared toward corporate accounts at the store level for the local market area and through catalog/e-tailing sales. We also promote our products as gifts, particularly at holiday time. Our marketing strategy for Great American has emphasized strong merchandising of our Great American products and the use of proactive sales techniques, including the free sampling of products and other methods intended to increase the size of customer orders.

     o PRETZEL STORES. In our pretzel stores we use "entertainment" at the store level, including the hand rolling of the pretzel, to attract customers to the front counter. We promote combination purchases, which are sales that include a pretzel and a beverage, to increase the amount of the average customer check.

     o BAKERY CAFE STORES. In our Bakery Cafe stores, we give the customer the opportunity to select from a variety of snack products as well as to buy a meal combination. Express lunch specials include a sandwich, soup, cookie and beverage. The bakery cafe stores incorporate the marketing strategies of both our cookie stores and our pretzel stores.

     CATALOG/E-TAILING. Our catalog/e-tailing division markets a variety of fresh-baked cookies, chocolate, flowers and other gift items through our mail order gift catalog using our toll free telephone number "1-800-COOKIES" and our web site, www.mrsfields.com. For the fiscal year ended December 30, 2000, the catalog/e-tailing division had $8.2 million in revenues, or 4.6% of our total revenue, representing an increase of approximately 29.6% over sales for the fiscal year ended January 1, 2000. Management believes that there is significant potential in the catalog/e-tailing business and is developing this division by targeting both corporate customers and individuals with a history of purchases at Mrs. Fields stores. In 2001, the catalog/e-tailing division will be moved into a new facility that will triple its current production capacity. We also offer product coupons and store location information at our Pretzel Time web site, www.pretzeltime.com.

     CUSTOMER PROFILE.

     o COOKIE STORES. We believe that our products are best targeted to a demographic profile which is relatively young, with upper-middle income levels. At the time of a May 1994 study, 66% of Mrs. Fields' customers were female and 34% were male, the mean age of a customer was 35.1 years of age, and 57% of customers had a household income of $50,000 or more. We believe that this demographic profile remains valid.

     o PRETZEL STORES. Because pretzels are generally perceived as a healthier snack alternative to sweet treats, they are best targeted to a demographic profile which is relatively young, age 18 to 24, female, with upper-middle income levels.

     o BAKERY CAFE STORES. The broad variety of product offerings allows us to target a wider demographic profile than our single product stores. The Bakery Cafe appeals to all consumers seeking a great tasting, reasonably priced snack or meal.

     SEASONALITY. Our sales and profitability in both the cookie business and the pretzel business are subject to seasonal fluctuation and are traditionally higher during the Thanksgiving and Christmas holiday season and other gift-giving holidays, due to increased mall traffic and holiday gift purchases.

                            SUPPLIES AND DISTRIBUTION

     INGREDIENTS AND SUPPLIES. We rely primarily on outside suppliers and distributors for the ingredients used in our products and other items used in our stores. Our Mrs. Fields stores receive frozen products, made according to proprietary recipes, from our primary supplier, International Multifoods Corporation ("Multifoods"). Multifoods uses stringent quality controls in testing ingredients and manufacturing, and products are not released for distribution unless they pass all quality control steps, including an evaluation of the finished baked product. Multifoods' contract for making frozen products for us expires on December 31, 2003 and is renewable every three years at our option. Multifoods supplies the majority of Mrs. Fields and Original Cookie frozen bakery product. Great American stores receive "ready to bake" refrigerated batter from our batter facility in Atlanta, which we acquired in the acquisition of Great American. The batter, which has a shelf life of about 90 days, is stored at the batter facility for an average of one to three weeks, depending on demand, before being shipped.

     Pretzel Time stores buys a proprietary dry mix from selected distributors and mix and bake pretzels at individual stores. Pretzel Time franchisees buy from various distributors. J&J Foods, Inc. supplies the majority of the frozen pretzel dough to Hot Sam Stores.

     Most supplies, other than dough, are ordered from distributors by either us or the franchisee and are directly shipped to the store. We sell Coca-Cola soft drinks exclusively in all of our company-owned and franchised stores under agreements with Coca-Cola USA Fountain.

     DISTRIBUTION. Regional distributors handle distribution of perishable and non-perishable items to our Mrs. Fields and Original Cookie stores weekly. Regional distributors own and maintain all of the inventory, but are authorized to purchase inventory items only from authorized vendors at prices that we have negotiated. Great American stores receive batter from the Atlanta batter facility by refrigerated common carrier. Pretzel Time franchisees use a variety of distributors. Hot Sam distributes perishable and non-perishable items weekly to stores using seven different regional distribution companies. Mrs. Fields ships equipment related items, including smallwares, equipment and oven parts, directly from public warehouses.

                                STORE MANAGEMENT

     MANAGEMENT STRUCTURE. We monitor all stores with a regionally based staff of district sales managers. District sales managers are responsible for monitoring all cookie and pretzel stores in their territories. Each district sales manager is responsible for overseeing approximately 30 company-owned and/or franchised cookie and pretzel stores within his or her region. Each district sales manager reports to one of the four regional vice-presidents of store operations. The field staff is also responsible for introducing new products and processes to the stores, ensuring proper implementation and quality control.

     MANAGEMENT INCENTIVES. Each store has an on-site management team consisting of a manager and an assistant manager. The store manager is responsible for hiring, training and motivating store personnel. Each manager of a company-owned store is eligible for salary increases and bonuses based upon the performance of his or her store, including sales, profits and store appearance. Management believes that our incentive and other programs for management have achieved a strong retention rate for managers. 77% of Mrs. Fields' district sales managers have been with Mrs. Fields for at least three years (67% for over four years), and 49% of Mrs. Fields' store managers have been with Mrs. Fields for at least three years (43% for over four years).

     TRAINING. The Company believes store managers are a critical component in creating an effective retail environment and, accordingly, has developed ongoing programs to improve the quality and effectiveness of our store managers and to increase retention rates. New store managers are required to attend a two-week training program at our Salt Lake City training facility and ongoing training courses in new products, standards, and procedures are available throughout the year to all Mrs. Fields personnel. Managers of Great American stores are required to attend a one-week training program at Great American's Atlanta training facility, known as "Cookie University." In addition, training courses are available throughout the year to all Great American and franchisee personnel.

     QUALITY CONTROL. We maintain a quality control inspection program, which consists of both scheduled and unscheduled inspections by our field staff as well as a "mystery shopper" program. Our field staff, which consists of approximately 100 employees, conducts formal inspections of each of our stores at least four times a year. Our

"mystery shopper" program, which we began in 1999, employs professional mystery shoppers recruited by mystery shop companies, who fill out questionnaires following visits to our stores and report their results to us by an Internet web site.

                              FRANCHISE OPERATIONS

     In accordance with our business strategy, we have been selling, and expect to continue to sell, selected company-owned stores to franchisees to reduce costs, increase profitability and provide for liquidity and development of additional stores in the future. We are also actively seeking to franchise new stores.

     Mrs. Fields' franchisees come from a wide variety of business backgrounds and bring with them different operating styles and business objectives. Among our franchisees are full-time store operators, passive investors, retired professionals and people seeking a second source of income. The majority of Mrs. Fields franchisees own one store. As of February 24, 2001, the 14 largest Mrs. Fields franchisees operated 149 stores, and the largest Mrs. Fields franchisee operated 16 stores.

     COOKIES. Each Mrs. Fields franchisee pays us an initial franchise fee of $25,000 per Mrs. Fields store location and is responsible for funding the build-out of the new store and purchasing initial dough inventory and supplies, at a total cost of approximately $200,000, including the initial franchise fee. However, the cost of opening a new store can vary based on individual operating and location costs. We also charge franchisees a fee to handle equipment purchases and to provide other assistance in helping the franchisee to set up operations. After a store is set up, a franchisee pays royalty fees to us of 6% of the franchised store's annual gross sales, and an advertising fee of 1% of annual gross sales.

     Each new Great American franchisee pays an initial franchise fee of $25,000 per store and is responsible for funding the build-out of the new store and purchasing initial batter inventory and supplies, at a total cost of approximately $225,000, including the initial licensing fee. However, the cost of opening a new store can be significantly higher for franchisees who purchase existing company-owned stores and otherwise varies based on individual operating and location costs. We also charge franchisees a fee to purchase equipment and to provide other assistance in helping the franchisee to set up operations. After a store is set up, a Great American franchisee pays royalty fees to Great American of 7% of the franchised store's annual gross sales.

     We do not franchise Original Cookie stores.

     PRETZELS. Each new franchisee pays Pretzel Time an initial franchise fee of $25,000 per new Pretzel Time store location and is responsible for funding the build-out of the new store and supplies, at a total cost of approximately $200,000, including the initial franchise fee. However, the cost of opening a new store can vary based on individual operating and location costs. Pretzel Time also charges franchisees a fee to handle equipment purchases and to provide other assistance in helping the franchisee to set up operations. After a store is set up, a Pretzel Time franchisee pays royalty fees to Pretzel Time of 7% of the franchised store's annual gross sales, and a marketing fee of 1% of annual gross sales. In addition to being the franchisor, we operate 95 Pretzel Time stores.

     Each Pretzelmaker franchisee pays an initial franchise fee of $12,500 and is responsible for funding the build-out of the new store, equipment and supplies, at a total cost of approximately $215,000, including the initial franchise fee. However, the costs can vary depending on individual operating and location costs. Franchisees are also charge royalty fees to Pretzelmaker of 4 to 5% of the franchised store's annual gross sales, and a marketing fee of 1.5% of annual gross sales. In addition to being the franchisor, we operate five Pretzelmaker stores.

     We do not franchise Hot Sam stores.

     FRANCHISEE RECRUITING AND TRAINING. We have been successful in recruiting franchisees and completing franchise transactions and believe we will continue to realize significant cash flow from franchising by:

     o emphasizing the use of proprietary dough, yogurt, ice cream and dessert products, minimizing product quality issues and ensuring a consistent product across all outlets,

     o requiring frequent quality, service and cleanliness evaluations of franchised stores by operations support staff, and

     o providing initial and continuing training of franchisees to improve their financial and retail sales skills.

     We believe training the franchisees is a critical component in creating an effective retail environment, and accordingly makes ongoing training programs available to franchisees to improve their quality and effectiveness. Mrs. Fields franchisees are required to attend a two-week training program at our training facilities in Salt Lake City and Atlanta. Ongoing training courses in new products, standards, and procedures are available throughout the year to all franchisee personnel.

                                   LICENSING

     In the past few years, we have utilized a "branding" strategy, which allows a licensee the right to use the Mrs. Fields name (which is a registered trademark) to build traffic, expand sales, improve market share, and to increase profits through cultivating different ways of distributing our products. We expect licensing to continue to be a major component of our growth in the future. The following is a comprehensive list of branding strategies, with examples of current licensees within our system:

     CONCEPT LICENSING. We have developed a licensing program for non-mall retail outlets that enables it to enter difficult-to-reach markets and facilitate brand exposure through "presence" and "prestige" marketing. Our licensees duplicate the Mrs. Fields store concept and purchase dough from our various distributors. Our licensees are generally corporate customers; several of these licensees are contract management companies that manage and operate food service in host locations. Our licensees include Host Marriott, which has a non-exclusive license to sell our products in airports and travel plazas from which we receive a royalty on product sold, ARAMark, which sells product in stadiums and convention centers, and Holiday Inn Worldwide, which sells our product in hotels.

     RETAIL LICENSING. We are expanding the branding strategy to include products sold in other retail environments, including refrigerated dough, dry-mix and non-food products, and other applications outside the original scope of our retail cookie store concept. Current examples are Maxfield's and Nonni's, which have the exclusive North American rights to manufacture and sell, under our registered trademarks, boxed chocolates and ready to eat cookies, respectively, and offer Mrs. Fields chocolates and cookies throughout the supermarket, drug and mass merchandise or trade industry.

     SUPPLY LICENSING. We currently have arrangements with United Airlines, Northwest Airlines, and TWA under which our mail order division sells cookies to the airlines and allows the airlines to promote our Mrs. Fields brand and products to their first-class customers. We are pursuing similar relationships to compete with other manufacturers' brands selling in this distribution channel.

                                   COMPETITION

     We compete for both leasing opportunities and customers with other cookie and pretzel retailers, as well as other confectionery, sweet snack and specialty food retailers, including cinnamon rolls, baked goods and candy shops. The specialty retail food and snack industry is highly competitive with respect to price, service, location and food quality, and there are many well-established competitors with greater resources than us. We compete with these retailers on the basis of price, quality, location and service. We face competition from a wide variety of sources, including such companies as Cinnabon, Inc., Auntie Anne's Soft Pretzels, and Baskin-Robbins 31 Flavors.

                                    EMPLOYEES

     As of December 30, 2000, we had approximately 3,623 employees in company-owned stores, of whom approximately 712 were store managers and assistant store managers and 2,911 were part-time sales assistants. The typical Mrs. Fields store employs 5 to 13 employees. During the period from November through February, we may hire as many as 750 additional part-time employees to handle additional mall traffic. Most employees are paid on an hourly basis, except store managers, and are not unionized. We have never experienced any significant work stoppages and believe that our employee relations are good, excluding the effects of "pay compression" on higher paid employees.

     Many employees are paid hourly rates based upon the federal minimum wage. As of December 30, 2000, 305 of our 2,911 employees in company-owned stores earned the federal minimum wage. A minimum wage increase would have a negative impact to our labor costs, increasing wages by approximately $350,000 annually per $0.50 increase in the minimum wage, excluding the effect of "pay compression" in higher-paid employees. Management believes this impact can be negated in the long-term, however, through increased efficiencies in our operations and, as necessary, through retail price increases. The current labor market is tight, which may cause us to have difficulty hiring quality employees.

     None of our employees are covered by collective bargaining agreements.

                                   TRADEMARKS

     Mrs. Fields is the holder of numerous trademarks that have been federally registered in the United States and in other countries located throughout the world. We are a party to disputes with respect to trademarks in some foreign jurisdictions, none of which, in the opinion of management, is material to our business, financial condition or results of operations.

     We currently hold 50 trademark registrations that are federally registered in the United States and 171 trademarks that are registered in 58 countries outside the United States. The trademarks consist of various brand and product names and logos. Trademarks are registered under United States laws for periods of 7 to 10 years and in other countries for periods of 7 to 20 years, and at any time, we may have trademarks whose registration will soon expire and must be renewed. Under our license agreements, our licensees receive the rights to use our recipes and our registered trademarks. We view our trademarks and the ability to license them to third parties, as some of our most valuable assets.

     We have pending, or are in the process of filing, applications for trademark registrations in a number of foreign countries. In a few foreign countries, unrelated third parties have filed applications for registration of similar trademarks. Upon discovery of such filings, we routinely contest such applications to preserve our ability to register our trademarks in those countries or to protect our existing registrations.

ITEM 2. PROPERTIES

     As of December 30, 2000, Mrs. Fields' is the tenant on or guarantor of performance on 784 leases ("Operating Leases"), of which 284 are currently subleased to franchisees ("Franchise Leases") with the franchisees assuming all obligations of the tenant under the Franchise Lease, except to the extent we subsidize such leases. In the event a franchisee ceases operations or otherwise defaults under any of the Franchise Leases or in the event we cease operations at any location governed by the Operating Leases, we will be primarily liable for the satisfaction of all obligations of the tenant under such Leases. Most of our operating leases provide for the payment of lease rents plus real estate taxes, utilities, insurance, common area charges and other expenses, as well as contingent rents which generally range from 8% to 10% of net retail store sales in excess of stipulated amounts.

     Mrs. Fields' currently leases 36,000 square feet of office space in Salt Lake City, Utah, which is used as corporate headquarters. We also lease approximately 51,000 square feet of space in Salt Lake City, Utah for product development, training and mail order operations. We own substantially all of the equipment used in both of these facilities and in company-owned retail outlets. We have recently signed a new lease on a 29,000 square foot facility in Salt Lake City that will accommodate the significant growth of our catalog/e-tailing division. The new building replaces 10,000 square feet of our current facility and will triple the current capacity. Great American owns its batter production facility, located in a building of approximately 28,000 square feet in Atlanta, Georgia. The Atlanta facility also is used to house regional operational personnel and the Great American training center.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, we are involved in routine litigation, including franchise disputes and trademark disputes. We are not a party to any legal proceedings which, in the opinion of management, after consultation with legal counsel, is material to our business, financial condition or results of operations.

     The stores and our products are subject to regulation by numerous governmental authorities, including, without limitation, federal, state and local laws and regulations governing health, sanitation, environmental protection, safety and hiring and employment practices.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  MARKET INFORMATION AND NUMBER OF STOCKHOLDERS

     There is no established trading market for Mrs. Fields' Holding's common stock.

                                    DIVIDENDS

     Mrs. Fields' Holding has not declared or paid any dividends since its inception. Mrs. Fields' Holding has no history of declaring or paying cash dividends to its common stockholders and has no intention of declaring such dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents historical financial data for Mrs. Fields' Holding Company, Inc. and subsidiaries and its predecessors; namely, Mrs. Fields Inc. and subsidiaries, The Original Cookie Company, Incorporated and the pretzel business of Hot Sam Company, Inc. as of the dates and for the periods indicated. The selected historical financial data has been derived from the audited financial statements of Mrs. Fields and its predecessors. Due to the acquisitions of the net assets of Mrs. Fields Inc., Original Cookie and Hot Sam on September 17, 1996, the financial data is not comparable for all periods. However, in order for the presentations to be meaningful for the periods presented, certain statement of operations information for the predecessors has been reclassified to be consistent with the Mrs. Fields Holding Company, Inc.'s historical financial statement presentation. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and the related notes to it, contained elsewhere in this Form 10K.

                                                                                              Predecessors
                                                                    ---------------------------------------------------------------
                                                                                                           The Original Cookie
                                                                                                     Company, Incorporated and the
                                                                      Mrs. Fields Inc. and           Carved-Out Portion of Hot Sam
                                                                           Subsidiaries(1)             Company, Inc. Combined(1)
                                                                    ------------------------------   ------------------------------
                                                                         December 31, 1995                 December 31, 1995
                                                                    through September 17, 1996 (2)   through September 17, 1996 (2)
                                                                    ------------------------------   ------------------------------
                                                                                           (Amounts in 000's)
STATEMENT OF OPERATIONS DATA:
Net store and food sales ........................................                  $ 29,674                   $ 54,366
Net store contribution(3) .......................................                     3,797                      5,854
Franchising and licensing, net ..................................                     3,786                         --
General and administrative expenses .............................                     8,984                      7,538
Income (loss) from operations ...................................                    (1,742)                    (2,772)
Net loss ........................................................                    (2,304)                    (5,645)
OTHER DATA:
Interest expense ................................................                        80                      2,895
Total depreciation and amortization .............................                     1,911                      4,937
Capital expenditures ............................................                     1,054                      1,200
EBITDA(7) .......................................................                       169                      2,165
Ratio of earnings to fixed charges(4) ...........................                      (695)                    (1,751)
BALANCE SHEET DATA:
Working capital (deficit) .......................................                   (21,704)                    (3,640)
Total assets ....................................................                    19,144                     59,024
Debt and capital lease obligations, including current portion ...                    21,224                     30,977
Total stockholders' equity(deficit) .............................                   (30,318)                    16,943

                                                                           Mrs. Fields' Holding Company (1)
                                              --------------------------------------------------------------------------------------
                                              September 18,       53 Weeks          52 Weeks           52 Weeks          52 Weeks
                                              1996 through         Ended              Ended              Ended             Ended
                                              December 28,       January 3,         January 2,         January 1,       December 30,
                                                1996(2)           1998(2)            1999(2)            2000(2)            2000(2)
                                              ------------       ----------         ----------         ---------        ------------
                                                                                 (Amounts in 000's)
STATEMENT OF OPERATIONS DATA:
Net store and food sales .................     $  40,849         $ 127,845          $ 140,235          $ 152,268          $ 144,156
Net store contribution(3) ................         9,707            25,044             20,166             20,802             23,487
Franchising and licensing ................         1,267             6,563             14,001             28,669             27,043
General and administrative expenses ......         4,089            16,436             19,583             21,965             26,706
TCBY transition and other expenses .......            --                --                 --                 --              2,442
Store closure provision (reversal) .......            --               538              7,303             (1,579)            (1,014)
Income (loss) from operations ............         5,583             8,124             (6,002)            10,341              1,958
Net income (loss) ........................         2,124              (624)           (21,505)           (14,218)           (26,478)
Net income (loss) per common share (5) ...          0.48             (0.88)             (6.55)             (4.23)             (7.82)
OTHER DATA:
Interest expense .........................         1,737             7,527             14,946             23,842             24,501
Total depreciation and amortization ......         2,356            10,450             19,867             24,253             28,048
Capital expenditures (6) .................         1,638             4,678              8,235              9,154              9,766
EBITDA (7) ...............................         7,939            18,574             21,168             33,015             28,992
Cash flow from operating activities ......         7,611               923              4,581             18,501             10,733
Cash flow from investing activities ......       (21,131)          (17,070)           (40,894)            (4,696)           (10,400)
Cash flow from financing activities ......        20,231            25,929             24,579            (13,645)              (476)
Ratio of earnings to fixed charges(4) ....         3.26x             1.00x                 --                 --                 --
BALANCE SHEET DATA:
Working capital (deficit) ................     $  (2,827)        $  12,790          $ (12,548)         $  (4,517)         $  (7,843)
Total assets .............................       110,705           150,635            234,400            210,117            190,878
Mandatorily redeemable cumulative
  preferred stock of subsidiaries ........            --               902              1,261              1,070                 --
Debt and capital lease obligations,
  including current portion ..............        62,920           101,081            184,766            181,402            188,069
Total stockholder's equity (deficit) .....         1,482            31,062             13,528              1,155            (24,932)


(1) On September 17, 1996, Mrs. Fields' Holding Company completed the acquisitions of substantially all of the assets and assumed certain liabilities of the predecessors. As a result of purchase accounting adjustments related to the acquisitions, the Mrs. Fields' Holding Company's financial statements are not directly comparable to the predecessors' financial statements.

(2) Mrs. Fields' Holding Company and its predecessors operate using a 52/53-week year ending on the Saturday closest to December 31.

(3) Store contribution, which also includes food sales, catalog/e-tailing sales and sales of refrigerated cookie dough products in retail markets, is determined by subtracting all store operating expenses, cost of sales and including depreciation from net store and food sales. Management uses store contribution information to measure operating performance at the store level. Store contribution for stores in the process of being closed or franchised as a separate caption is not in accordance with accounting principles generally accepted in the United States. Store contribution may not be comparable to other similarly titled measures.

(4) For purposes of computing the ratio of earnings to fixed charges under our loan indenture, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness (whether paid or accrued and net of debt premium amortization), including the amortization of debt issuance costs and original issue discount, noncash interest payments, the interest component of any deferred payment obligations, the interest component of all payments associated with capital lease obligations, one-third of net rent expense, letter of credit commissions, fees or discounts and the product of all dividends and accretion on mandatorily redeemable cumulative preferred stock multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the current combined federal, state and local statutory tax rate. For the period December 31, 1995 through September 17, 1996, Mrs. Fields Inc. and subsidiaries' earnings were insufficient to cover fixed charges by $2,099,000. For the period December 31, 1995 through September 17, 1996, Original Cookie and Hot Sam (combined) earnings were insufficient to cover fixed charges by $5,645,000. For the 52 weeks ended January 2, 1999 and January 1, 2000, Mrs. Fields' Holding Company's earnings were insufficient to cover fixed charges by $21,189,000 and $14,000,000 respectively. For the 52 weeks ended December 30, 2000, Mrs. Fields' Holding Company's earnings were insufficient to cover fixed charges by $22,637,000.

(5)  Basic and diluted net income (loss) per common share consists of net income
     (loss) less cumulative redeemable Series A preferred stock dividends divided by the weighted average number of common shares outstanding during the applicable period.

(6) Excludes capital expenditures for 20 stores purchased from a franchisee for the 52 weeks ended December 30, 2000.

(7) EBITDA consists of earnings before store closure provision (reversal), depreciation, amortization, interest, income taxes, minority interest, preferred stock accretion and dividends of subsidiaries and other income or expense. EBITDA is not intended to represent cash flows from operations as defined by accounting principles generally accepted in the United States and should not be considered as an alternative to net income (loss) as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA has been included because it is one of the indicators by which Mrs. Fields assesses its financial performance and its capacity to service debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Mrs. Fields' Holding ("MFH" or the "Company") is a holding company and does not have any material operations other than the ownership of all of the capital stock of Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields"). Mrs. Fields' Holding is a subsidiary of Capricorn Investors II, L.P. ("Capricorn"). In 1996, Capricorn Investors II, L.P. formed Mrs. Fields' Original Cookies, Inc. and The Mrs. Fields' Brand, Inc. as Delaware corporations and subsidiaries of MFH. On September 17, 1996, Mrs. Fields initiated operations when we purchased substantially all of the assets and assumed certain liabilities of Mrs. Fields Inc. and its subsidiaries, The Original Cookie Company, Incorporated ("Original Cookie") and the pretzel business of Hot Sam Company, Inc. ("Hot Sam").

     One of the key elements of our business plan has been the closing or franchising of certain company-owned stores that did not meet specific financial and geographical criteria established by management. During the year ended December 30, 2000, we completed closing or franchising the stores that we had identified as part of our business plan or the stores had been removed from the store closure plan. Implementation of this element of the business plan has resulted in enhanced operating margins and cash flows as these stores franchised or closed. As a result of converting certain stores to franchises, royalty revenues have increased and are expected to continue to increase and net store sales and expenses associated with operating those stores decreased.

     Cash payments to landlords for early lease termination costs have negatively impacted our short-term liquidity position. However, our overall financial position is expected to strengthen over time as cash flows from operating activities increase. As cash is used to fund the store closure commitments, corresponding store closure reserves are reduced which has a neutral impact on working capital and financial position. We believe that we have sufficient liquidity to complete our store closure plans.

     Historically, we have achieved growth in both our cookie and pretzel businesses through strategic acquisitions and we expect to continue this strategy. In a series of transactions in 1997 and 1998, we acquired:

     o substantially all of the assets, including 79 Pretzel Time stores, of H&M Concepts Ltd. Co., the largest franchisee of Pretzel Time, Inc., the franchiser of the Pretzel Time concept, along with all of the common stock of Pretzel Time, Inc.,

     o all of the outstanding capital stock of Great American Cookie Company, Inc. and 48 stores from four Great American franchisees,

     o all of the outstanding capital stock of Pretzelmaker Holdings, Inc. ("Pretzelmaker"). Pretzelmaker had 248 franchised stores at the time of acquisition.

     On February 9, 2000, Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P., Mrs. Fields' Holding's majority stockholder, entered into an agreement to acquire TCBY Enterprises, Inc. ("TCBY"), a retail snack food company. This acquisition (the "TCBY Transaction") was completed on June 1, 2000.

     In connection with the TCBY Transaction, Mrs. Fields entered into a Management Agreement (the "TCBY Management Agreement") with TCBY Holding Company, Inc., the parent company of TCBY, and TCBY Systems, LLC, a wholly-owned subsidiary of TCBY, pursuant to which the corporate and administrative functions of TCBY were transferred to Mrs. Fields. Under the TCBY Management Agreement, Mrs. Fields has agreed to manage and operate TCBY's business, and pay specified operating and other costs of TCBY (including specified costs associated with expenses incurred on behalf of TCBY and the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah), in exchange for a management fee that will be paid by TCBY semi-monthly. Revenue generated from the management fee is reported under the caption "Management fee revenue" on the statement of operations.

     In connection with the TCBY Transaction, Mrs. Fields received a $300,000 acquisition advisory fee for its services rendered in connection with the acquisition and for partial reimbursement of out-of-pocket costs and expenses totaling approximately $725,000 incurred by Mrs. Fields in connection with its performance of acquisition advisory services. Mrs. Fields will be entitled to receive a reimbursement from TCBY for costs incurred and expensed by Mrs. Fields related to transitional and start-up expenses incurred on behalf of TCBY and the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah upon TCBY's successful sale of its existing dairy processing plant for net proceeds sufficient to retire debt associated with the plant or upon sufficient cash being available from the excess working capital of the dairy processing plant. Reimbursable transitional and start-up expenses through December 30, 2000, were approximately $2,400,000. Mrs. Fields' management expects that the revenues from the TCBY Management Fee and any fees earned in connection with a sale of the TCBY dairy processing plant will exceed Mrs. Fields costs related to this agreement.

     In accordance with the terms and conditions of the TCBY Management Agreement, Mrs. Fields and TCBY will share cost savings that may be obtained through the joint purchase of ingredients, supplies and services and Mrs. Fields will be eligible to receive a portion of the anticipated cost savings in connection with the expected outsourcing of TCBY's yogurt and ice cream manufacturing requirements. During the year ended December 30, 2000, Mrs. Fields did not record any revenues or fees related to the cost saving agreement. The TCBY Transaction has also provided the opportunity for Mrs. Fields and its eligible franchisees to become TCBY franchisees and for eligible TCBY franchisees to become franchisees of Mrs. Fields or its subsidiaries.

RESULTS OF OPERATIONS OF MRS. FIELDS' HOLDING COMPANY

     The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields expressed in thousands of dollars and percentage changes from period to period.

                                                  For the 52      For the 52         %         For the 52         %
                                                  Weeks Ended     Weeks Ended      Change      Weeks Ended      Change
                                                   January 2,      January 1,       From       December 30,      From
                                                     1999            2000       1998 to 1999      2000        1999 to 2000
                                                 -------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA: ..............                                 (DOLLARS IN THOUSANDS)
Revenues:
   Net store and food sales ................      $ 140,235       $ 152,268           8.6%     $ 144,156            (5.3%)
   Franchising .............................         12,464          24,782          98.8%        24,656            (0.5%)
   Management Fee ..........................             --              --           n/a          7,533             n/a
   Licensing and other .....................          1,537           3,887         152.9%         2,387           (38.6%)
                                                  ---------       ---------                    ---------
      Total revenues .......................        154,236         180,937          17.3%       178,732            (1.2%)
                                                  ---------       ---------                    ---------
Operating costs and expenses:
   Selling and store occupancy costs .......         75,003          79,634           6.2%        74,349            (6.6%)
   Cost of sales ...........................         38,482          46,323          20.4%        46,243            (0.2%)
   General and administrative expenses .....         19,583          21,965          12.2%        26,706            21.6%
   TCBY transition and other expenses ......             --              --           n/a          2,442             n/a
   Store closure provision (reversal) ......          7,303          (1,579)       (121.6%)       (1,014)          (35.8%)
   Depreciation and amortization ...........         19,867          24,253          22.1%        28,048            15.6%
                                                  ---------       ---------                    ---------
      Total operating costs and expenses ...        160,238         170,596           6.5%       176,774             3.6%
                                                  ---------       ---------                    ---------
Interest expense ...........................        (14,946)        (23,842)         59.5%       (24,501)            2.8%
Interest income ............................            623              54         (91.3%)           64            18.5%
Other expense, net .........................           (864)           (553)        (36.0%)         (158)          (71.4%)
Provision for income taxes .................           (316)           (218)        (31.0%)       (3,841)        1,661.9%
                                                  ---------       ---------                    ---------
Net loss ...................................      $ (21,505)      $ (14,218)        (33.9%)    $ (26,478)           86.2%
                                                  =========       =========                    =========
EBITDA (1) .................................      $  21,168       $  33,015          56.0%     $  28,992           (12.2%)
                                                  =========       =========                    =========
Cash flow from operating activities ........      $   4,581       $  18,501         303.9%     $  10,733           (42.0%)
                                                  =========       =========                    =========
Cash flow from investing activities ........      $ (40,894)      $  (4,696)        (88.5%)    $ (10,400)          121.5%
                                                  =========       =========                    =========
Cash flow from financing activities ........      $  24,579       $ (13,645)          n/a      $    (476)           96.5%
                                                  =========       =========                    =========


(1) EBITDA consists of earnings before store closure provision (reversal) depreciation, amortization, interest, income taxes, minority interest, preferred stock accretion and dividends of subsidiaries and other income or expense. EBITDA is not intended to represent cash flows from operations as defined by accounting principles generally accepted in the United States and should not be considered as an alternative to net income (loss) as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA has been included because it is one of the indicators by which Mrs. Fields assesses its financial performance and its capacity to service debt.

        52 WEEKS ENDED DECEMBER 30, 2000 ("FISCAL 2000") COMPARED TO THE
                 52 WEEKS ENDED JANUARY 1, 2000 ("FISCAL 1999")

     COMPANY-OWNED AND FRANCHISED OR LICENSED STORE ACTIVITY. As of December 30, 2000, there were 440 company-owned stores and 971 franchised or licensed stores in operation. The store activity for fiscal 1999 and fiscal 2000 is summarized as follows:

                                                                     Fiscal 1999                  Fiscal 2000
                                                                 ----------------------     ------------------------
                                                                 Company-   Franchised      Company-     Franchised
                                                                  Owned     or Licensed      Owned       or Licensed
                                                                ---------   -----------     --------     -----------
Stores open as of the beginning of the fiscal year ..........      566           972           462           981
Stores opened (including relocations and acquisitions) ......       13           100            12           132
Stores closed (including relocations) .......................      (26)         (123)          (39)         (132)
Non-continuing company-owned (closure plan) stores closed
(September 18, 1996 forward) ................................      (59)           --            (5)           --
Stores sold to franchisees ..................................      (13)           13           (15)           15
Non-continuing company-owned (closure plan)
stores franchised (September 18, 1996 forward) ..............      (24)           24            (2)            2
Stores acquired from franchisees ............................        5            (5)           27           (27)
                                                                  ----          ----          ----          ----
Stores open as of the end of the fiscal year ................      462           981           440           971
                                                                  ====          ====          ====          ====

     NET STORE AND FOOD SALES. Total net store and food sales, which includes sales from stores, our catalog/e-tailing facility, and sales of refrigerated cookie dough product in retail markets, decreased $8,112,000, or 5.3%, from $152,268,000 in fiscal 1999 to $144,156,000 in fiscal 2000.

     The decrease in net store sales from company-owned stores was primarily attributable to the closure or franchising of 7 closure plan stores and 54 other stores in 2000. The decreased revenues caused by store closures was partially offset by opening or acquiring from franchisees 39 new stores in 2000. Fiscal 2000 sales were also negatively affected by the 122 stores that were closed throughout 1999 and positively affected by the 13 stores that were opened throughout 1999. The net impact of the store openings and closings is that our company owned stores were open an aggregate of 3,178, or 13.4%, fewer unit weeks during 2000 than 1999.

               The decrease in net store sales was also caused in part by negative same store sales. Based on stores that have been open for at least two years (adjusted for the calendar shift), system-wide company-owned store sales were 0.1% less in fiscal 2000 than in fiscal 1999. However, comparative store sales of Mrs. Fields and Pretzel Time, our premier concept brands, increased 2.4%, and 1.4%, respectively. Sales per week of our Company-owned stores increased $234, or 4.8%, from $5,375 in fiscal 1999 to $5,632 in fiscal 2000.

     The decrease in net store and food sales was partially offset due to:

     o    a 29.6% increase in mail order and e-tailing sales.

     o the sale of a frozen cookie dough product for sale in retail supermarkets for a full year in 2000. This frozen cookie dough product was introduced in 1999 and sales increased 108.7% from $1,198,000 in 1999 to $2,500,000 in 2000.

     o revenues of $1,400,000 related to the operation of 20 Pretzel Time stores acquired from a franchisee in October 2000.

     FRANCHISING REVENUES. Franchising revenues increased $126,000, or 0.5%, from $24,782,000 in fiscal 1999 to $24,656,000 in fiscal 2000. The increase in franchising revenues is attributable to a $796,000 or 5.7% increase in royalties, which was offset by a $196,000, or 16.4%, decrease in initial franchise fees and a $206,000, or

1.9%, decrease in batter sales to our franchisees. Initial franchise fees decreased due to a decrease in the number of transactions closed as well as in the average fee charged per transaction.

     MANAGEMENT FEE REVENUES. On February 9, 2000, Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P., MFH's majority shareholder, entered into an agreement to acquire TCBY, a retail snack food company. This acquisition (the "TCBY Acquisition") was completed on June 1, 2000.

     In connection with the TCBY Acquisition, on June 1, 2000, we entered into a Management Agreement (the "TCBY Management Agreement") with TCBY Holding Company, Inc., the parent company of TCBY, and TCBY Systems, LLC, a wholly-owned subsidiary of TCBY, pursuant to which the corporate and administrative functions of TCBY were transferred to us. Under the TCBY Management Agreement, we have agreed to manage and operate TCBY's business, and pay specified operating and other costs of TCBY (including certain costs incurred on behalf of TCBY and other specified costs associated with the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah), in exchange for a monthly management fee of $1,033,000 paid by TCBY semi-monthly. We do not separate the costs incurred under the management agreement from our own costs of operation, as most of our employees support both companies; therefore the activity for managing TCBY is not reported as a separate segment. We received a total of $7,233,000 of management fee revenue under the TCBY Management Agreement during fiscal 2000.

     In connection with the TCBY Acquisition, we also received a $300,000 acquisition advisory fee for our services rendered in connection with the acquisition and for partial reimbursement of out-of-pocket costs and expenses incurred by us in connection with our performance of acquisition advisory services. We will also be entitled to receive a fee from TCBY for reimbursement of approximately $2.4 million of certain transitional and start-up costs incurred on behalf of TCBY and other one-time transition costs incurred in the transfer of the management functions of TCBY from Little Rock, Arkansas to Salt Lake City, Utah when TCBY is successful in selling its existing dairy processing plant for net proceeds sufficient to retire debt associated with the plant or upon sufficient cash being available from the excess working capital of the dairy processing plant. We expect that the revenues from the TCBY Management Fee and any fees earned in connection with a sale of the TCBY dairy processing plant will exceed any costs not fully reimbursed by the acquisition advisory fee and related reimbursement.

     LICENSING AND OTHER REVENUES. Licensing and other revenues decreased $1,500,000, or 38.6%, from $3,887,000 in fiscal 1999 to $2,387,000 in fiscal
2000. In fiscal 1999, we received $2,250,000 in licensing revenues attributable to initial license fees on new contracts. There were no such transactions in fiscal 2000. The decrease in initial license fees earned on new contracts was partially offset by royalties earned on these new and existing licensing agreements. The Company has entered into an agreement with a national manufacturer of cookies for the sale of some of the Company's cookie recipes for use in limited specific retail channels and geographic locations. The sale is expected to close in 2001.

     TOTAL REVENUES. Total revenues decreased by $2,205,000, or 1.2%, from $180,937,000 in fiscal 1999 to $178,732,000 in fiscal 2000 due to the reasons discussed above.

     SELLING AND STORE OCCUPANCY COSTS. Total selling and store occupancy costs decreased $5,285,000, or 6.6%, from $79,634,000 in fiscal 1999 to $74,349,000 in fiscal 2000. The decrease in store occupancy costs was primarily attributable to the decrease in the number of stores discussed above. The decrease was partially offset by increased labor costs due to a tight labor market and wage inflation.

     COST OF SALES. Total cost of sales decreased $80,000, or 0.2%, from $46,323,000 in fiscal 1999 to $46,243,000 for fiscal 2000. As a percentage of net store and food sales, cost of sales increased from 30.4% in fiscal 1999 to 32.1% in fiscal 2000 due to lower gross profit margins earned on mail order sales and on the sale of refrigerated cookie dough to retail supermarkets.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $4,741,000, or 21.6%, from $21,965,000 in fiscal 1999 to $26,706,000 in fiscal 2000. The increase in general and administrative expenses was primarily attributable to costs incurred in managing the business of TCBY from June 1, 2000, and includes approximately $2.4 million of one-time expenses and transition costs incurred in the transfer of the management functions of TCBY from Little Rock, Arkansas, to Salt Lake City, Utah.

     STORE CLOSURE PROVISION. Prior to 1999, we recorded a store closure reserve to cover early lease termination costs under a plan to close or franchise existing stores that were not earning acceptable levels of contribution. During 1999 and 2000, we were successful in closing certain of these stores at a negotiated cost less than had been provided for in the plan. A total of $1,579,000 and $1,014,000 of costs in excess of the amounts required to close the stores was reversed in 1999 and 2000, respectively.

     DEPRECIATION AND AMORTIZATION EXPENSE. Total depreciation and amortization expense increased by $3,795,000, or 15.6%, from $24,253,000 in fiscal 1999 to $28,048,000 in fiscal 2000.

     During fiscal 2000, we wrote down to net realizable value approximately $4,139,000 of impaired long-lived store assets and the goodwill associated with these stores. This expense is included in depreciation and amortization expense. During fiscal 1999, the addition to the impairment reserve for impaired store assets was only $1,883,000.

     The Company continues to convert its Original Cookie and Hot Sam stores to Mrs. Fields and Pretzel Time stores, respectively, and is considering abandoning those brands in 2001. If this occurs, the Company will write off approximately $13,500,000 of goodwill related to the Original Cookie and Host Sam brand names and recipes in 2001 as a non-cash charge to amortization expense.

     TOTAL OPERATING COSTS AND EXPENSES. Total operating costs and expenses increased $6,178,000, or 3.6%, from $170,596,000 in fiscal 1999 to $176,774,000 in fiscal 2000, due to the reasons discussed above.

     INTEREST EXPENSE. Interest expense for fiscal 2000 was comparable to fiscal 1999.

     INTEREST INCOME. Interest income for fiscal 2000 was comparable to fiscal 1999.

     OTHER EXPENSES. Other expenses for fiscal 2000 were comparable to fiscal 1999.

     PROVISION FOR INCOME TAXES. In connection with the formation of the Mrs. Fields, Inc. and Original Cookie in 1996, the Company recorded deferred tax assets totaling $3,841,000. Under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", the Company increased the valuation allowance on the deferred tax asset in 2000 because it had not achieved taxable income for financial reporting purposes subsequent to the date that the Company was formed. As the Company achieves a history of generating taxable income in the future, the deferred tax assets will be reinstated to the extent that the deferred tax assets can be utilized for income tax return purposes.

     NET LOSS. The net loss increased by $12,260,000, or 86.2%, from $14,218,000 in fiscal 1999 to $26,478,000 in fiscal 2000, principally due to the reasons described above.

         52 WEEKS ENDED JANUARY 1, 2000 ("FISCAL 1999") COMPARED TO THE
                 52 WEEKS ENDED JANUARY 2, 1999 ("FISCAL 1998")

     COMPANY-OWNED AND FRANCHISED OR LICENSED STORE ACTIVITY

     As of January 1, 2000, there were 462 company-owned stores and 981 franchised or licensed stores in operation. The store activity for fiscal 1998 and fiscal 1999 is summarized as follows:

                                                                     Fiscal 1999                  Fiscal 2000
                                                                 ----------------------     ------------------------
                                                                 Company-   Franchised      Company-     Franchised
                                                                  Owned     or Licensed      Owned       or Licensed
                                                                ---------   -----------     --------     -----------
Stores open as of the beginning of the fiscal year ...........      481           553           566           972
Stores opened (including relocations and acquisitions) .......      128           504            13           100
Stores closed (including relocations) ........................      (20)          (78)          (26)         (123)
Non-continuing company-owned (exit plan) stores closed
    (September 18, 1996 forward) .............................      (30)           --           (59)           --
Stores sold to franchisees ...................................      (11)           11           (13)           13
Non-continuing company-owned (exit plan) stores franchised
    (September 18, 1996 forward) .............................      (15)           15           (24)           24
Stores acquired from franchisees .............................       33           (33)            5            (5)
                                                                   ----          ----          ----          ----
Stores open as of the end of the fiscal year .................      566           972           462           981
                                                                   ====          ====          ====          ====

     REVENUES

     NET STORE AND FOOD SALES. Total net store and food sales, which includes sales from stores and the catalog/e-tailing facility and sales of refrigerated cookie dough product in retail markets, increased $12,033,000, or 8.6%, from $140,235,000 to $152,268,000 for fiscal 1999 compared to fiscal 1998.

     The increase in net store sales from continuing company-owned stores was primarily attributable to:

          (1) the operation for a full year of 66 Great American stores acquired in connection with the acquisitions of Great American and some of its franchisees in August and September 1998,

          (2) the operation of two Pretzelmaker continuing company-owned stores acquired in connection with the Pretzelmaker acquisition in November 1998,

          (3)  a 23.1% increase in mail order sales,

          (4) the introduction of a refrigerated cookie dough product for sale in retail supermarkets.

     The increase in net store sales was offset in part by negative same store sales. Based on stores that have been open for at least two years (adjusted for the calendar shift), system-wide continuing company-owned store sales were down 1% during the fiscal 1999 compared to the same period in fiscal 1998. Sales per week of Company-owned stores increase $489, or 10%, from $4,886 in fiscal 1998 to $5,375 in fiscal 1999.

     FRANCHISING REVENUES. Franchising revenues increased $12,318,000, or 98.8%, from $12,464,000 to $24,782,000 for fiscal 1999 compared to fiscal 1998. The increase in franchising revenues was primarily attributable to royalties earned from the 211 Great American franchised stores obtained in connection with the acquisitions of Great American, Deblan, Chocolate Chip and Karp in August and September 1998, the 199 Pretzelmaker franchised stores acquired in November 1998 and the additional stores that were franchised by the Company in 1999.

     LICENSING AND OTHER REVENUES. Licensing and other revenues increased $2,350,000, or 152.9%, from $1,537,000 to $3,887,000 for fiscal 1999 compared to fiscal 1998. The increase in licensing revenues was attributable to license fees on new contracts entered into in 1999 and royalties earned on existing licensing agreements. The increase was partially offset by a decrease in the number of licensed locations during 1999.

     TOTAL REVENUES. Total revenues increased by $26,701,000, or 17.3%, from $154,236,000 to $180,937,000 for fiscal 1999 compared to fiscal 1998 due to the reasons discussed above.

     OPERATING COSTS AND EXPENSES

     SELLING AND STORE OCCUPANCY COSTS. Selling and store occupancy costs increased $4,631,000, or 6.2%, from $75,003,000 to $79,634,000 for fiscal 1999 compared to fiscal 1998.

     The increase in selling and store occupancy costs was primarily attributable to the 66 Great American continuing company-owned stores acquired in connection with the acquisitions of Great American, Deblan, Chocolate Chip and Karp in August and September 1998 and the two Pretzelmaker stores acquired in November 1998. The increase in store occupancy costs was also attributable to rent escalations in existing leases and lease renewal increases.

     COST OF SALES. Total cost of sales increased $7,841,000, or 20.4%, from $38,482,000 to $46,323,000 for fiscal 1999 compared to fiscal 1998.

     This increase was primarily the result of the addition 66 Great American company-owned stores acquired in connection with the acquisitions of Great American, Deblan, Chocolate Chip and Karp in August and September 1998 and 2 Pretzelmaker stores acquired in November 1998. Mail order cost of sales increased consistent with the increased mail order sales.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $2,382,000, or 12.2%, from $19,583,000 to $21,965,000 for fiscal 1999 compared to fiscal 1998. The decrease in general and administrative expenses was primarily attributable an effort on the part of the Company to reduce expenses.

     STORE CLOSURE PROVISION. During the fourth quarter of 1998, the Company recorded an additional $7,303,000 in store closure reserves to cover early lease termination costs under a plan to close or franchise 54 existing stores that were not earning acceptable levels of contribution. During 1999, the Company was successful in closing certain of these stores at a negotiated cost less than had been provided for in the plan. A total of $1,579,000 of costs in excess of the amounts required to close the stores have been reversed in 1999. See Note 5 to the Consolidated Financial Statements for a detailed explanation of the store closure reserve.

     DEPRECIATION AND AMORTIZATION EXPENSE. Total depreciation and amortization expense increased by $4,386,000, or 22.1%, from $19,867,000 to $24,253,000 for fiscal 1999 compared to fiscal 1998. This increase was primarily attributable to increased goodwill amortization from the acquisitions of H&M and Pretzel Time in fiscal 1997 and the acquisitions of Great American, Deblan, Chocolate Chip and Pretzelmaker in fiscal 1998.

     During fiscal 1999, the Company wrote down, to net realizable value, approximately $1,645,000 of impaired long-lived assets. This expense is included in depreciation and amortization expense. The Company also assessed the realization of goodwill associated with these stores and recorded an impairment of goodwill totaling $237,000.

     TOTAL OPERATING COSTS AND EXPENSES. Total operating costs and expenses increased by $10,358,000, or 6.5%, from $160,238,000 to $170,596,000 for fiscal
1999 compared to fiscal 1998 for the reasons discussed above.

     INTEREST EXPENSE. Interest expense increased $8,896,000, or 59.5%, from $14,946,000 to $23,842,000 for fiscal 1999 compared to fiscal 1998. This increase was primarily attributable to interest expense for a full fiscal year on the $95,000,000 senior notes issued in August 1998, increased levels of capital leases and usage of the Company's line of credit.

     INTEREST INCOME. Interest income decreased $569,000, or 91.3%, from $623,000 to $54,000 for fiscal 1999 compared to fiscal 1998. In 1998, the Company earned interest on excess cash provided by the $100,000,000 senior notes that were placed in November 1997 and the $40,000,000 senior notes placed in August 1998 and the $55,000,000 principal amount of Mrs. Fields' Holding's notes placed in August 1998. This excess cash was used to acquire Great American and Pretzelmaker and, therefore, was not available for investment in 1999.

     OTHER EXPENSES. Other expenses for fiscal 1999 were comparable to fiscal 1998.

     NET LOSS. The net loss decreased by $7,287,000, or 33.9%, from $21,505,000 to $14,218,000 for fiscal 1999, compared to fiscal 1998 due to the combination of factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. Our principal sources of liquidity are cash flows from operating activities, cash on hand and available borrowings under our existing revolving credit facility. At December 30, 2000, we had $4,487,000 of unrestricted cash and cash equivalents, $10,000,000 available under our credit facility which expired in March 2001 and has been renewed with substantially equivalent terms through March 31, 2002, and $2,618,000 of capital lease borrowings allowable under our bond indenture. However, compliance with the terms of the indenture governing our outstanding senior notes limited our ability to borrow under the credit facility to $7,984,000 at December 30, 2000. During 2001, we expect that our principal uses of cash will be for working capital, capital expenditures, store closure costs, debt service requirements and other general corporate purposes. We are highly leveraged. We believe that our sources of cash will be adequate to meet our anticipated requirements through at least fiscal 2000. There can be no assurance, however, that our operating activities will continue to generate cash flows at or above current levels. In addition, given borrowing restrictions under our senior note indenture and maintenance covenants in the revolving credit facility, our ability to make additional borrowings is limited. Accordingly, we may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

     As of December 30, 2000, we had liquid assets (unrestricted cash and cash equivalents and accounts receivable) of $13,589,000, an increase of 6.8%, or $859,000, from January 1, 2000, when liquid assets were $12,730,000. Current assets decreased by $762,000, or 3.8%, to $19,194,000 at December 30, 2000, from $19,956,000 at January 1, 2000. This decrease was primarily the result of a decrease in inventories, prepaid rents and the current portion of deferred tax assets, partially offset by an increase in accounts receivable.

     Long-term assets decreased $18,477,000, or 9.7%, to $171,684,000 at
December 30, 2000, from $190,161,000 at January 1, 2000. This decrease was primarily the result of depreciation and amortization of property and equipment, goodwill, deferred loan costs and the long-term portion of deferred tax asset.

     Current liabilities increased by $3,287,000, or 13.4%, to $27,760,000 at December 30, 2000, from $24,473,000 at January 1, 2000. This increase is due to an increase in accounts payable which was partially offset by a decrease in the current portion of the store closure reserve.

     Our working capital deficit increased by $4,049,000, or 89.6%, to a deficit of $8,566,000 at December 30, 2000, from a deficit of $4,517,000 at January 1, 2000, for the reasons described above.

     We generated $10,733,000 of cash from operating activities during fiscal 2000, primarily from store sales and franchising and licensing revenues less costs and expenses incurred to generate the store sales and franchising and licensing revenues, and less interest paid on $195,000 of senior notes.

     We utilized $10,400,000 of cash from investing activities during fiscal 2000, primarily for capital expenditures relating to store remodels and renovations.

     We utilized $476,000 of cash from financing activities during fiscal 2000, primarily for the payment of long-term debt and to retire the Pretzel Time Preferred Stock.

     In March 2001, the Company completed a private placement of 14,723 Units of 16.5% Cumulative Preferred Stock due 2006 and Common Stock for total proceeds of $14,727,583. Each Unit consisted of one share of Preferred Stock with an initial liquidation preference of $1,000 and 7.49 shares of Common Stock. The liquidation preference of the Preferred Stock will accrete quarterly at a rate of 4.125% compounded quarterly. The proceeds from the offering were used to repurchase $27,050,000 principal value of the Company's 14% Senior Secured Discount Notes due 2005 of which $11,500,000 principal value was purchased from Capricorn at the price that Capricorn paid for the notes plus the amount of interest paid by Capricorn under the loan that was incurred by it to purchase the notes.

     The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories. However, we continually invest in our business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce our working capital. We expect to expend approximately $14,000,000 for capital expenditures in fiscal year 2001 of which approximately $7,000,000 will be used for the construction of new stores, $3,000,000 will be used to remodel existing stores and $2,000,000 will be used to convert our remaining Hot Sam and Original Cookie stores to Pretzel Time and Mrs. Fields stores, respectively. Management anticipates that these expenditures will be funded with cash generated from operating activities and short-term borrowings under its credit and lease facilities as needed.

                                    INFLATION

     The impact of inflation on the operations of the business has not been significant in recent years. Most of our leases contain escalation clauses. However, such leases are accounted for on a straight-line basis as required by accounting principles generally accepted in the United States which minimizes fluctuations in operating income. In addition, many of our employees are paid hourly wages at the Federal minimum wage level. Minimum wage increases will negatively impact our payroll costs in the short term, but management believes such impact can be offset in the long term through operational efficiency gains and, if necessary, through product price increases.

                                   SEASONALITY

     Our sales and income from store operations are highly seasonal given the significant impact of our mall-based locations. Our sales tend to mirror customer traffic flow trends in malls which increase significantly during the fourth quarter, primarily between Thanksgiving and the end of the calendar year. Holiday gift purchases are also a significant factor in increased sales in the fourth quarter.

     The seasonality effect on income from store operations is even more significant than the effect on sales. The impact on income from store operations is more significant due to the fixed nature of certain store level costs, such as occupancy costs and store manager salaries. Once these fixed costs are covered by store sales, the flow through of sales to income from store operations becomes greater. Accordingly, the fourth quarter is a key determinant to overall profitability for the year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's major market risk exposure is changing interest rates. The Company does not hedge against changes in interest rates. The Company's only financial investment with a variable interest rate is its line of credit which had no balance outstanding at December 30, 2000. The maximum balance outstanding in the line of credit during fiscal year 2000 was $5.8 million. An increase in the effective interest rate on the line of credit of 1% would increase interest expense by $10,000 per year for every $1,000,000 that the Company had outstanding on its line of credit for a full year.

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates in the event of refinancing including principal cash flows and related weighted average interest rates by year of expected maturity dates. The table does not include non-interest bearing notes totaling $103,000 and unamortized discounts of $403,000 and $14,210,000.

                                                                                                                 Fair Value as of
                         2001            2002          2003          2004           2005            Total           12/30/00
                         ----            ----          ----          ----           ----            -----        ----------------

Long-term debt,
 including current
 portion (fixed
 rate)                $ 1,425,000    $ 1,732,000   $ 1,738,000   $ 140,290,000   $ 55,012,000   $ 200,197,000     $150,472,000
Weighted average
 interest rate               9.77%          9.60%         9.83%          10.12%         13.99%          10.67%


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                PAGE
                                                                                ----
MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

Report of Independent Public Accountants........................................  30
Consolidated Balance Sheets as of January 1, 2000 and December 30, 2000.........  31
Consolidated Statements of Operations for the 52 weeks ended
   January 2, 1999, January 1, 2000 and December 30, 2000.......................  33
Consolidated Statements of Stockholder's Equity for the 52 weeks ended
   January 2, 1999, January 1, 2000 and December 30, 2000.......................  34
Consolidated Statements of Cash Flows for the 52 weeks ended
   January 2, 1999, January 1, 2000 and December 30, 2000.......................  35
Notes to Consolidated Financial Statements......................................  37


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Mrs. Fields' Holding Company, Inc.:

We have audited the accompanying consolidated balance sheets of Mrs. Fields' Holding Company, Inc. (a Delaware corporation) and subsidiaries as of January 1, 2000 and December 30, 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for each of the three fiscal years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mrs. Fields' Holding Company, Inc. and subsidiaries as of January 1, 2000 and December 30, 2000 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Salt Lake City, Utah
March 29, 2001

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                         January 1, 2000       December 30, 2000
                                                                         ---------------       -----------------
CURRENT ASSETS:
   Cash and cash equivalents ......................................        $   4,919             $   4,690
   Accounts receivable, net of allowance for doubtful
      accounts of $111 and $547, respectively .....................            4,295                 5,147
   Amounts due from franchisees and licensees, net of allowance
      for doubtful accounts of $821 and $758, respectively ........            3,708                 3,955
   Inventories ....................................................            4,977                 4,760
   Prepaid rent and other .........................................              697                   642
   Deferred income tax asset ......................................            1,360                    --
                                                                           ---------             ---------
      Total current assets ........................................           19,956                19,194
                                                                           ---------             ---------
PROPERTY AND EQUIPMENT, at cost:
   Leasehold improvements .........................................           26,698                31,984
   Equipment and fixtures .........................................           22,540                26,477
   Land ...........................................................              240                   240
                                                                           ---------             ---------
                                                                              49,478                58,701
   Less accumulated depreciation and amortization .................          (20,813)              (31,630)
                                                                           ---------             ---------
      Net property and equipment ..................................           28,665                27,071
                                                                           ---------             ---------
DEFERRED INCOME TAX ASSET .........................................            2,139                    --
                                                                           ---------             ---------
GOODWILL, net of accumulated amortization of $21,310 and
   $33,584, respectively ..........................................          133,025               121,000
                                                                           ---------             ---------
TRADEMARKS AND OTHER INTANGIBLES, net of accumulated
   amortization of $3,700 and $4,993, respectively ................           13,062                12,129
                                                                           ---------             ---------
DEFERRED LOAN COSTS, net of accumulated
   amortization of $4,523 and $7,684, respectively ................           12,618                10,044
                                                                           ---------             ---------
OTHER ASSETS ......................................................              652                 1,440
                                                                           ---------             ---------
                                                                           $ 210,117             $ 190,878
                                                                           =========             =========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                January 1, 2000       December 30, 2000
                                                                ---------------       -----------------
CURRENT LIABILITIES:
   Current portion of long-term debt ...................            $     781             $   1,381
   Current portion of capital lease obligations ........                  842                   970
   Accounts payable ....................................               10,514                10,052
   Bank overdraft ......................................                   --                 2,920
   Accrued liabilities .................................                2,851                 4,456
   Current portion of store closure reserve ............                3,665                 1,498
   Accrued salaries, wages and benefits ................                3,180                 3,936
   Accrued interest payable ............................                1,380                 1,142
   Sales taxes payable .................................                1,128                 1,156
   Deferred credits ....................................                  132                   249
                                                                    ---------             ---------
      Total current liabilities ........................               24,473                27,760
LONG-TERM DEBT, net of current portion and discount ....              176,672               184,306
STORE CLOSURE RESERVE, net of current portion ..........                3,529                 2,281
CAPITAL LEASE OBLIGATIONS, net of current portion ......                3,107                 1,412
                                                                    ---------             ---------
      Total liabilities ................................              207,781               215,759
                                                                    ---------             ---------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

MANDATORILY REDEEMABLE CUMULATIVE PREFERRED STOCK
   of Pretzel Time (a wholly owned subsidiary),
   aggregate liquidation preference of $1,070 as
   of January 1, 2000 ..................................                1,070                    --
                                                                    ---------             ---------
MINORITY INTEREST ......................................                  111                    51
                                                                    ---------             ---------
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value; 100 shares
      authorized for all series, excluding
      Series A, none issued ............................                   --                    --
   Common stock, $.001 par value; 5,000,000 shares
      authorized, 3,387,019 shares outstanding .........                    3                     3
    Additional paid-in capital .........................               38,606                38,816
    Deferred compensation expense ......................                 (385)                 (118)
    Accumulated deficit ................................              (37,069)              (63,547)
    Accumulated other comprehensive loss ...............                   --                   (86)
                                                                    ---------             ---------
       Total stockholders' equity (deficit).............                1,155               (24,932)
                                                                    ---------             ---------
                                                                    $ 210,117             $ 190,878
                                                                    =========             =========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            52 Weeks Ended        52 Weeks Ended        52 Weeks Ended
                                                            January 2, 1999       January 1, 2000     December 30, 2000
                                                            ---------------       ---------------     -----------------
REVENUES:
   Net store and food sales ...........................       $ 140,235             $ 152,268             $ 144,156
   Franchising ........................................          12,464                24,782                24,656
   Management fee revenue .............................              --                    --                 7,533
   Licensing and other ................................           1,537                 3,887                 2,387
                                                              ---------             ---------             ---------
      Total revenues ..................................         154,236               180,937               178,732
                                                              ---------             ---------             ---------
OPERATING COSTS AND EXPENSES:
   Selling and store occupancy costs ..................          75,003                79,634                74,349
   Cost of sales ......................................          38,482                46,323                46,243
   General and administrative .........................          19,583                21,965                26,706
   TCBY transition and other expenses .................              --                    --                 2,442
   Store closure provision (reversal)..................           7,303                (1,579)               (1,014)
   Depreciation and amortization ......................          19,867                24,253                28,048
                                                              ---------             ---------             ---------
      Total operating costs and expenses ..............         160,238               170,596               176,774
                                                              ---------             ---------             ---------
         Income (loss) from operations ................          (6,002)               10,341                 1,958
                                                              ---------             ---------             ---------
OTHER INCOME (EXPENSE), net:
   Interest expense ...................................         (14,946)              (23,842)              (24,501)
   Interest income ....................................             623                    54                    64
   Other expense, net .................................            (409)                 (226)                 (184)
                                                              ---------             ---------             ---------
      Total other expense, net ........................         (14,732)              (24,014)              (24,621)
                                                              ---------             ---------             ---------
Loss before provision for income taxes,
   preferred stock accretion and dividends of
   subsidiaries and minority interest .................         (20,734)              (13,673)              (22,663)
PROVISION FOR INCOME TAXES ............................            (316)                 (218)               (3,841)
                                                              ---------             ---------             ---------
Loss before preferred stock accretion and
   dividends of subsidiaries and minority interest ....         (21,050)              (13,891)              (26,504)
PREFERRED STOCK ACCRETION AND
   DIVIDENDS OF SUBSIDIARIES ..........................            (444)                 (305)                   --
MINORITY INTEREST .....................................             (11)                  (22)                   26
                                                              ---------             ---------             ---------
               Net loss ...............................       $ (21,505)            $ (14,218)            $ (26,478)
                                                              =========             =========             =========
Basic and diluted net loss per common share ...........       $   (6.55)            $   (4.23)            $   (7.82)
                                                              =========             =========             =========
Weighted average number of shares outstanding .........           3,286                 3,362                 3,387
                                                              =========             =========             =========
COMPREHENSIVE LOSS:
   Net loss ...........................................       $ (21,505)            $ (14,218)            $ (26,478)
   Foreign currency translation adjustment ............              --                    --                   (86)
                                                              ---------             ---------             ---------
      Comprehensive loss ..............................       $ (21,505)            $ (14,218)            $ (26,564)
                                                              =========             =========             =========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                        Common
                                    Common Stock        Stock      Additional    Deferred                   Currency
                                 ------------------ Subscriptions    Paid-in   Compensation  Accumulated  Translation
                                   Shares    Amount  Receivable      Capital     Expense       Deficit    Adjustment        Total
                                 ----------  ------ -------------  ----------  ------------  -----------  -----------     ---------
BALANCE, January 3, 1998 ......  3,285,599   $  33  $    (517)      $  33,081  $    (189)    $  (1,346)   $      --       $  31,062
  Collection of common
    stock subscriptions
    receivable ................         --      --        517              --         --            --           --             517
  Deferred compensation
   expense related to
   stock options ..............         --      --         --             808       (808)           --           --              --
  Amortization of deferred
    compensation expense ......         --      --         --              --        559            --           --             559
  Issuance of warrants
    to purchase common
    stock .....................         --      --         --           2,895         --            --           --           2,895
  Effect of change in
    par value .................         --     (30)        --              30         --            --           --              --
  Comprehensive loss ..........         --      --         --              --         --            --           --              --
  Net loss ....................         --      --         --              --         --       (21,505)          --         (21,505)
                                 ---------   -----  ---------       ---------  ---------     ---------    ---------       ---------
BALANCE, January 2, 1999 ......  3,285,599       3         --          36,814       (438)      (22,851)          --          13,528
  Issuance of common stock
    upon assumption of debt ...    101,420      --         --           2,000         --            --           --           2,000
  Amortization of deferred
    compensation expense ......         --      --         --              --         53            --           --              53
  Reversal of deferred
    compensation expense
    upon termination of
    employee ..................         --      --         --            (208)        --            --           --            (208)
  Comprehensive loss ..........         --      --         --              --         --            --           --              --
  Net loss ....................         --      --         --              --         --       (14,218)          --         (14,218)
                                 ---------   -----  ---------       ---------  ---------     ---------    ---------       ---------
BALANCE, January 1, 2000 ......  3,387,019       3         --          38,606       (385)      (37,069)          --           1,155
  Deferred compensation
    expense related to
    stock options .............         --      --         --             210       (210)           --           --              --
  Amortization of deferred
    compensation expense ......         --      --         --              --        477            --           --             477
  Other comprehensive loss ....         --      --         --              --         --            --          (86)            (86)
  Net loss ....................         --      --         --              --         --       (26,478)          --         (26,478)
                                 ---------   -----  ---------       ---------  ---------     ---------    ---------       ---------
BALANCE, December 30, 2000 ....  3,387,019   $   3  $      --       $  38,816  $    (118)    $ (63,547)   $     (86)      $ (24,932)
                                 =========   =====  =========       =========  =========     =========    =========       =========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                     52 Weeks          52 Weeks          52 Weeks
                                                                                      Ended             Ended             Ended
                                                                                    January 2,        January 1,       December 30,
                                                                                      1999              2000              2000
                                                                                    --------          --------         ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...............................................................         $(21,505)         $(14,218)         $(26,478)
   Adjustments to reconcile net loss to net cash
     provided by operating activities, net of effects
     from acquisitions:
     Depreciation and amortization ........................................           19,867            24,253            28,048
     Amortization of discount on notes ....................................            1,706             5,351             5,451
     Amortization of deferred loan costs ..................................            1,336             3,116             2,710
     Deferred compensation expense (benefit) ..............................              559               (13)              267
     Loss (gain) on disposition of assets .................................              409              (142)              439
     Deferred income taxes ................................................               --                --             3,499
     Preferred stock accretion and dividends of subsidiaries ..............              444               305                --
     Minority interest ....................................................               11                (8)              (60)
     Changes in assets and liabilities, net of effects
        from acquisitions:
        Accounts receivable ...............................................           (1,673)           (1,087)             (852)
        Amounts due from franchisees and licensees ........................           (1,000)            2,429              (247)
        Inventories .......................................................             (822)              526               271
        Prepaid rent and other ............................................            1,000             3,357                68
        Other assets ......................................................            1,437               680              (259)
        Accounts payable and accrued liabilities ..........................           (2,017)             (954)              771
        Store closure reserve .............................................            5,196            (5,219)           (3,415)
        Accrued salaries, wages and benefits ..............................            1,264                25               730
        Accrued interest payable ..........................................             (713)              120              (238)
        Sales taxes payable ...............................................              (80)              166                28
        Deferred credits ..................................................             (838)             (186)               --
                                                                                    --------          --------          --------
        Net cash provided by operating activities .........................            4,581            18,501            10,733
                                                                                    --------          --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash paid for acquisitions and related costs .......................          (32,835)               --                --
   Cash paid for acquisition ..............................................               --                --              (700)
   Purchase of property and equipment, net of effects from acquisitions ...           (8,235)           (5,157)           (9,766)
   Proceeds from the sale of assets .......................................              176               461                66
                                                                                    --------          --------          --------
         Net cash used in investing activities ............................          (40,894)           (4,696)          (10,400)
                                                                                    --------          --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of long-term debt ..............................           70,264                --                --
    Bank overdraft ........................................................            4,133            (4,133)            2,920
    Principal payments on long-term debt ..................................          (41,257)           (5,978)             (421)
    Payment of debt financing costs .......................................           (8,870)           (2,294)             (338)
    Principal payments on capital lease obligations .......................             (123)             (600)           (1,567)
    Proceeds from exercise of stock options ...............................               --               148                --
    Repurchase and retirement of common stock .............................               --              (292)               --
    Collection of common stock subscription receivable ....................              517                --                --
    Reduction in preferred stock of Pretzel Time ..........................              (85)             (496)           (1,070)
                                                                                    --------          --------          --------
         Net cash provided by (used in) financing activities ..............           24,579           (13,645)             (476)
                                                                                    --------          --------          --------
    Foreign currency translation adjustment ...............................               --                --               (86)
                                                                                    --------          --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................          (11,734)              160              (229)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR ........................           16,493             4,759             4,919
                                                                                    --------          --------          --------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR ..............................         $  4,759          $  4,919          $  4,690
                                                                                    ========          ========          ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest was approximately $12,440, $17,957 and $17,707 for the years ended January 2, 1999 and January 1, 2000 and December 30, 2000, respectively.

     Cash paid for income taxes was approximately $209, $401 and $305 for the years ended January 2, 1999 and January 1, 2000 and December 30, 2000, respectively.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During the period from the acquisition of the majority ownership of Pretzel Time (September 2, 1997) to January 1, 2000, Pretzel Time increased its mandatorily redeemable cumulative preferred stock liquidation preference by approximately $284, in lieu of paying cash dividends. In addition, for the same period, Pretzel Time's mandatorily redeemable cumulative preferred stock was increased by approximately $573 for the accretion required over time to amortize the original issue discount.

        In August 1998, the Company acquired all of the outstanding capital stock and subordinated indebtedness of Cookies USA, Inc. ("Cookies USA") for a total purchase price of approximately $18,400. During August and September 1998, the Company also entered into agreements with three franchisees of Cookies USA (the "Great American Franchisees") under which the Company purchased a total of 37 Great American Cookies franchises for a total purchase price of $16,328. The total purchase price for all of these acquisitions of $34,728 was allocated, as follows. Additionally, in connection with the purchase accounting, certain other accruals were recorded (see Note 1).

          Fair value of assets acquired .....      $ 77,410
          Net cash paid .....................       (27,771)
                                                   --------
                  Liabilities assumed .......      $ 49,639
                                                   ========

     In October 1998, the Company acquired the assets of the Cookie Conglomerate, Inc. ("Cookie Conglomerate") for a total purchase price of $2,800. The total purchase price was allocated as follows:

          Fair value of assets acquired .....      $2,800
          Net cash paid .....................          --
                                                   ------
                  Liabilities assumed .......      $2,800
                                                   ======

     In November 1998, the Company acquired all of the outstanding stock of Pretzelmaker Holdings, Inc. ("Pretzelmaker") for $5,419. The total purchase price was allocated as follows:

          Fair value of assets acquired .....      $ 8,519
          Net cash paid .....................       (1,100)
                                                   -------
                  Liabilities assumed .......      $ 7,419
                                                   =======

     During the years ended January 2, 1999 and January 1, 2000, the Company acquired property and equipment under capitalized lease obligations and long-term debt totaling $3,786 and $3,997, respectively. No property and equipment was acquired under capitalized lease obligations during the year ended December 30, 2000.

     In 2000, the Company capitalized $140 of franchise fees to TCBY as intangible assets.

           The accompanying notes to consolidated financial statements are an integral part of these statements.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

     Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding" or the "Company"), a Delaware corporation, was incorporated on July 31, 1996 and is a majority owned subsidiary of Capricorn Investors II, L.P. ("Capricorn"). The Company has 12 wholly owned operating subsidiaries; namely, Mrs. Fields' Original Cookies, Inc. ("MFOC"), Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzel Time, Inc., Pretzelmaker Holdings, Inc., Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H & M Canada, Pretzelmaker of Canada, Peachtree Pretzel Time, Inc., Sunshine Pretzel Time, Inc., and CMBC, Inc.; and three partially owned subsidiaries.

     The Company primarily operates retail stores which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of December 30, 2000, the Company owned and operated Mrs. Fields Cookies stores (including combination stores that include more than one kind of store), Original Cookie Company stores, Great American Cookies stores, Hot Sam Pretzels stores, Pretzel Time stores, and Pretzelmaker stores in the United States. Additionally, the Company has franchised or licensed stores in the United States and in several other countries.

     The Company holds legal title to certain trademarks for the "Mrs. Fields" name and logo and licenses the use of these trademarks to third parties for the establishment and operation of Mrs. Fields' cookie and bakery operations and other merchandising activities. In connection with these licensing activities, the Company authorizes third-party licensees to use certain business formats, systems, methods, procedures, designs, layouts, specifications, trade names and trademarks in the United States and other countries. Additionally, the Company markets and distributes its products through catalogs, other print media, the internet and mail order.

     The Company's business follows seasonal trends and is also affected by climate and weather conditions. The Company experiences its highest revenues in the fourth quarter. Because the Company's stores are heavily concentrated in shopping malls, the Company's sales performance is significantly dependent on the performance of those malls.

     The Company continues to convert its Original Cookie and Hot Sam stores to Mrs. Fields and Pretzel Time stores, respectively, and is considering abandoning those brands in 2001. If this occurs, the Company will write off approximately $13,500,000 of goodwill related to the Original Cookie and Host Sam brand names and recipes in 2001 as a non-cash charge to amortization expense.

BUSINESS COMBINATIONS

     GREAT AMERICAN COOKIE COMPANY, INC.

     On August 24, 1998, the Company acquired all of the outstanding capital stock and subordinated indebtedness of Cookies USA, Inc., the sole stockholder of Great American Cookie Company, Inc., for a total purchase price of $18,400,000. Great American is an operator and franchisor of mall-based specialty retail cookie outlets and a manufacturer of cookie batter which is distributed to Great American operated retail stores and sold to franchised retail stores. Concurrently with the acquisition of Cookies USA, the Company entered into agreements with two Great American franchisees under which the Company purchased a total of 29 Great American franchises for a total purchase price of $14,430,000. The Company acquired the franchises through the acquisition of 100 percent of the capital stock of the two corporations through which the franchises operated. On September 9, 1998, the Company acquired eight additional Great American franchised retail stores from a Great American franchisee, under an asset purchase agreement, for a total purchase price of $1,898,000. These acquisitions will be collectively referred to as the "Great American Acquisitions."

     The Great American Acquisitions have been accounted for using the purchase method of accounting which resulted in recording approximately $69,390,000 of goodwill that is being amortized using the straight-line method over 15 years. Additionally, the Company caused Cookies USA to be merged with and into the Company and

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES caused the acquired franchisees corporations and/or net assets to be merged with and into Great American. Great American became a wholly owned subsidiary of the Company. The acquired entities' results of operations have been included with those of the Company since the applicable dates of acquisition.

     The Great American Acquisitions were financed by (i) the net proceeds from the Company issuing $40,000,000 Series C Senior Notes; (ii) the contribution of the net proceeds totaling $29,056,000 from a Mrs. Fields' Holding offering to the Company; and (iii) existing cash of the Company.

     On October 5, 1998, Mrs. Fields purchased all of the retail cookie and related business and operations of eleven Great American stores for a total purchase price of $2,800,000 under an asset purchase agreement among The Cookie Conglomerate, Inc., The Cookie Conglomerate, LLP and two individuals who were the partners of Cookie Conglomerate, LLP and the shareholders of Cookie Conglomerate, Inc. The sellers were franchisees of Great American. The sellers' rights under franchise agreements and subleases with Great American were terminated upon closing of the transaction. The acquisition was funded through borrowings.

     PRETZELMAKER HOLDINGS, INC.

     On November 19, 1998, Mrs. Fields purchased all of the outstanding capital stock of Pretzelmaker Holdings, Inc. under an agreement among Mrs. Fields, Pretzelmaker, and the holders of its capital stock. Pretzelmaker is the holding company for a pretzel retail company. The purchase price was approximately $5,400,000 and Mrs. Fields assumed indebtedness, including severance payments, totaling approximately $1,600,000.

     PRETZEL TIME FRANCHISE STORES

     On October 30, 2000, the Company acquired all of the stock of Sunshine Pretzel Time, Inc., Peachtree Pretzel Time, Inc., and CMBC, Inc., which collectively owned and operated 20 Pretzel Time stores, for approximately $3,900,000, payable $700,000 in cash and a $3,200,000 note payable over a three-year period. The acquisition was accounted for using the purchase method of accounting (based on the estimated fair values of the net assets acquired) and resulted in recording $2,536,000 of goodwill and $800,000 of other intangible assets. The goodwill is being amortized using the straight-line method over 15 years.

     Pro forma operating results (unaudited) of the Company for the fiscal years ended January 1, 2000 and December 30, 2000, assuming the acquisition of the Pretzel Time franchise stores described above had been made at the beginning of fiscal 1999 are as follows:

                                                          52 Weeks Ended           52 Weeks Ended
                                                         January 1, 2000          December 30, 2000
                                                         ---------------          -----------------
          Revenues .................................      $ 185,757,000             $ 183,330,000
          Net loss .................................        (13,791,000)              (26,740,000)
          Basic and diluted net loss per share .....              (4.10)                    (7.89)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ACCOUNTING PERIODS

     The Company operates using a 52/53-week year ending on the Saturday closest to December 31.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     SOURCES OF SUPPLY

     The Company currently buys a significant amount of its food products from four suppliers. Management believes that other suppliers could provide similar products with comparable terms.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 30, 2000, the Company had demand deposits at various banks in excess of the $100,000 limit for insurance by the Federal Deposit Insurance Corporation. As of December 30, 2000, the Company had restricted cash of $203,000.

     INVENTORIES

     Inventories consist of food, beverages and supplies and are stated at the lower of cost (first-in, first-out method) or market value.

     PRE-OPENING COSTS

     Pre-opening costs associated with new company-owned stores are charged to expense as incurred. These amounts were not significant for the periods presented in the accompanying consolidated financial statements. Pre-opening costs associated with new franchised stores are the responsibility of the franchisee.

    PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment, fixtures and leasehold improvements are depreciated or amortized over three to seven years using the straight-line method.

     Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred. Gains or losses from the sale or retirement of property and equipment are recorded in current operations.

    INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill and trademarks and are amortized using the straight-line method over 15 years. Other intangible assets such as covenants not to compete are not significant and are being amortized using the straight-line method over one to five years.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

     DEFERRED LOAN COSTS

     Deferred loan costs totaling $16,806,000 resulted from the sale of $100,000,000 total principal amount of 10 1/8 percent Series A Senior Notes (the "Series A Senior Notes") on November 26, 1997, the sale of $55,000,000 total principal amount of 14 percent Senior Discount Notes ("Discount Notes") on August 24, 1998, and the sale of $40,000,000 total principal amount of 10 1/8 percent Series C Senior Notes (the "Series C Senior Notes"). These costs are being amortized to interest expense over the approximate seven-year life of the Series A Notes, the approximate seven-year life of the Discount Notes, and the approximate six-year life of the Series C Senior Notes (see Note 3).

     ORIGINAL ISSUE DISCOUNT AND DISCOUNT ON SENIOR NOTES

     The Discount Notes were issued with an original issue discount which is being amortized to interest expense until the total principal amount of the Discount Notes is $55,000,000 at December 1, 2002. In addition, the Company issued common stock warrants to the holders of the Discount Notes. The value of the warrants has been accounted for as an original issue discount which is being amortized to interest expense over the approximate seven-year life of the Discount Notes. The Series C Senior Notes were issued at a discount which is being amortized to interest expense over their approximate six-year lives.

     LONG-LIVED ASSETS

     The Company reviews for impairment of long-lived assets when events or changes in circumstances indicate that the book value of an asset may not be fully recovered. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company assesses impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets.

     During the years ended January 1, 2000 and December 30, 2000, the Company wrote down approximately $1,645,000 and $3,558,000, respectively, of impaired long-lived assets. The write down included approximately $1,408,000 of equipment and leasehold improvements at 35 company-owned stores for the year ended January 1, 2000 and approximately $1,455,000 of equipment and leasehold improvements at 49 company-owned stores for the year ended December 30, 2000 that the Company intends to franchise or continue to operate through the end of contractual lease terms. These assets are expected to be disposed of when the leases expire or the store is franchised. Additionally, approximately $237,000 and $2,103,000 of goodwill that had been allocated to the impaired assets was written-down for the years ended January 1, 2000 and December 30, 2000, respectively.

     The net book value of the assets has either been fully or partially written-down because the carrying amounts exceeded the estimated future cash flows as determined in accordance with guidance in SFAS 121. During the years ended January 1, 2000 and December 30, 2000, stores associated with impaired assets generated losses of approximately $2,642,000 and $1,923,000, respectively. The impairment provisions were included in depreciation and amortization in the accompanying consolidated statements of operations for the years ended January 1, 2000 and December 30, 2000. No provisions were recorded for estimated future operating losses (see Note 5).

     STORE CLOSURE RESERVE

     The Company accrues an estimate for the costs associated with closing a non-performing store in the period the determination is made to close the store. The accruals are for estimated store lease termination costs (see Note 5).

     REVENUE RECOGNITION

     Revenues generated from company-owned stores are recognized at the point of sale. Initial franchising fees and licensing and other fee revenues are recognized when all material services or conditions relating to the sale have

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES been substantially performed or satisfied. Franchise and license royalties, which are based on a percentage of gross store sales, are recognized as earned. Revenues from the sale of batter that the Company produces and sales to franchisees are recognized at the time of shipment and are classified in franchising revenue. Revenues from the catalog/e-tailing business and from the sale of cookie dough to retailers are recognized upon shipment and are included in store and food sales. Management fee revenues are recognized as the services are performed under the terms of the agreement. The Company receives rebates or other payments from suppliers based (directly or indirectly) on sales to franchisees and company-owned stores. Rebates related to franchisees are recorded as franchising revenue when earned. Rebates related to company-owned stores are recorded as a reduction to cost of sales when earned.

     SHIPPING AND HANDLING COSTS

     The Company charges its customers for shipping and handling costs and records the revenues in net store and food sales. The cost for shipping and handling is included in cost of sales.

     LEASES

     The Company has various operating lease commitments on both company-owned and franchised store locations and equipment. Expenses of operating leases with escalating payment terms, including leases underlying subleases with franchisees, are recognized on a straight-line basis over the lives of the related leases. The Company accrues contingent rental expense on a monthly basis for those retail stores where contingent rental expense is probable.

     INCOME TAXES

     The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial and income tax bases of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized.

     FOREIGN CURRENCY TRANSLATION

     The balance sheet accounts of the Company's foreign subsidiaries are translated into U.S. dollars using the applicable balance sheet date exchange rates, while revenues and expenses are translated using the average exchange rates for the periods presented. Translation gains or losses are insignificant for the periods presented.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company estimates that the total fair market value of its Series A/B Senior Notes and Series C Senior Notes (see Note 3) was approximately $147,100,000 and $150,500,000 as of January 1, 2000 and December 30, 2000,
respectively. These estimates are based on quoted market prices. The book values of the Company's other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other long-term debt obligations, approximate fair values at the respective balance sheet dates.

     RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal year 2001 and is not expected to have a material impact on the Company's consolidated financial statements.

     BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

     Basic net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method. For all periods presented, stock options prior to exercise are not included in the calculation of diluted net loss per common share because their inclusion would be antidilutive, thereby decreasing the net loss per common share. For the years ended January 2, 1999, January 1, 2000 and December 30, 2000, outstanding options to purchase 379,644, 431,244 and 451,456 shares, respectively, were excluded from the computation of diluted net loss per common share because they would be antidilutive.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year presentation.

3.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                                                January 1,           December 30,
                                                                                                  2000                   2000
                                                                                              -------------          -------------
Series A/B senior unsecured notes, interest at 10 1/8 percent payable semi-
    annually in arrears on June 1 and December 1, due December 1, 2004 ..............         $ 100,000,000          $ 100,000,000
Series C senior unsecured notes, interest at 10 1/8 percent payable semi-
    annually in arrears on June 1 and December 1, due December 1, 2004 ..............            40,000,000             40,000,000
Discount related to the issuance of $40,000,000 Series C senior unsecured notes, net of accumulated amortization of $110,000 and $86,000,
    respectively ....................................................................              (489,000)              (403,000)
Senior secured discount notes, interest at 14 percent payable semi-annually in arrears on June 1 and December 1, commencing June 1, 2003, due
    December 1, 2005, secured by a pledge of all capital stock of Mrs. Fields .......            55,000,000             55,000,000
Original issue discount related to the issuance of $55,000,000 senior secured discount notes, net of accumulated amortization of 6,947,000 and
    $5,872,000, respectively ........................................................           (20,083,000)           (14,211,000)
Notes payable to individuals or corporations with interest terms ranging from non-interest bearing to 15 percent, due at various dates through 2003,
    requiring monthly payments ......................................................             3,025,000              5,301,000
                                                                                              -------------          -------------
                                                                                                177,453,000            185,687,000
Less current portion ................................................................              (781,000)            (1,381,000)
                                                                                              -------------          -------------
                                                                                              $ 176,672,000          $ 184,306,000
                                                                                              =============          =============

     On August 24, 1998, in connection with the Great American Acquisitions, the Company issued 55,000 units (the "Units") consisting of 14% Senior Secured Discount Notes due December 1, 2005 (the "Discount Notes") and warrants to purchase 172,926 shares of the Company common stock (the "Warrants"). Each Unit consists of $1,000 principal amount at maturity of Discount Notes and one Warrant to purchase 3.14411 shares of the Company's common stock at a price of $0.001 per share. The issuance price was $561.17 per Unit or a total price of $30,864,350. The principal amount of the Discount Notes will accrete at a rate of 14 percent compounded semi-annually to a total principal amount of $55,000,000 at December 1, 2002.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

     On June 21, 2000, all of the 14% Secured Discount Notes were exchanged for 14% Senior Secured Discount Notes due 2005, which were registered under the Securities Act. On November 26, 1997, the Company issued $100,000,000 total principal amount of Series A Senior Notes due December 1, 2004 pursuant to an indenture between the Company and the Bank of New York (the "Indenture"). The Series A Senior Notes were issued pursuant to a private transaction that was not subject to the registration requirements of the Securities Act of 1933 (the "Securities Act"). On June 12, 1998, a majority of the Series A Senior Notes were exchanged for 10 1/8% Series B Senior Notes due December 1, 2004 (collectively, the "Series A/B Senior Notes"), which were registered under the Securities Act.

     On August 24, 1998, the Company issued $40,000,000 total principal amount of Series C Senior Notes due December 1, 2004 in connection with the Great American Acquisitions. The Series C Senior Notes were issued under the Indenture which also governs the terms of the Series A/B Senior Notes in a private transaction that was not subject to the registration requirements of the Securities Act. The Series A/B Senior Notes and the Series C Senior Notes will be collectively referred to as the "Senior Notes." On June 21, 2000, all of the Series C Senior Notes and the remaining Series A Notes were exchanged for 10 1/8% Series B Senior Notes due December 1, 2004 (collectively, the "Series A/B Senior Notes"), which were registered under the Securities Act.

     In connection with the issuance of the Series C Senior Notes, the Company recorded a discount of approximately $600,000. This discount is being amortized to interest expense over the approximate six-year life of the Series C Senior Notes.

     The Senior Notes are general unsecured obligations of the Company, rank senior in right of payment to all subordinated indebtedness of the Company and rank pari passu in right of payment with all existing and future senior indebtedness of the Company.

     The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 1, 2001 in cash at redemption prices defined in the Indenture, plus accrued and unpaid interest. In addition, at any time prior to December 1, 2001, the Company may redeem up to a total of 35 percent of the principal amount at a redemption price equal to 110.125 percent of the principal, plus accrued and unpaid interest.

     The Senior Notes contain certain covenants that limit, among other things, the ability of the Company and its subsidiaries to: (i) declare or pay dividends or make any other payment or distribution on account of the Company's or any of its subsidiaries' equity interest (including without limitation, any payment in connection with any merger or consolidation involving the Company); (ii) purchase, redeem or otherwise acquire or retire for value (including, without limitation, in connection with any merger or consolidation involving the Company) any equity interest of the Company or any direct or indirect parent of the Company or other affiliate of the Company; (iii) make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any indebtedness that is subordinated to the Senior Notes, except as payment of interest or principal at stated maturity; or (iv) make any restricted investments except under conditions provided for in the Indenture.

     The total amount of principal maturities of debt at December 30, 2000 are as follows:

          Fiscal Year
          -----------
          2001.........................................     $   1,381,000
          2002.........................................         1,738,000
          2003.........................................         1,744,000
          2004.........................................       140,366,000
          2005.........................................        55,025,000
          Thereafter...................................            47,000
                                                            -------------
                                                            $ 200,301,000
                                                            =============

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

     LINE OF CREDIT

     The Company has a line of credit agreement with a commercial bank which provides for a maximum commitment of up to $10,000,000 secured by essentially all of the assets of the Company. The availability under the line of credit was limited by the Company's Indenture to $7,984,000 as of December 30, 2000. Borrowings under the agreement bear interest, at the Company's option, at either the bank's prime rate or the applicable LIBOR rate plus two percent, with interest payable monthly in arrears. The Company is also obligated to pay the bank a commitment fee in the amount of one quarter of one percent of the unused portion of the revolving loan commitment. As of December 30, 2000, the Company had no outstanding borrowings under the agreement, which expired March 31, 2001, and was renewed through March 31, 2002, with terms essentially the same as the existing revolving loan commitment. The agreement requires the Company to maintain certain financial ratios including a minimum debt service coverage ratio. At December 30, 2000, the Company was in compliance with the terms of the agreement.

     CAPITAL LEASE OBLIGATIONS

        Future minimum lease payments for equipment held under capital lease arrangements as of December 30, 2000 are as follows:

          Fiscal Year
          -----------
          2001..........................................    $  1,157,000
          2002..........................................         967,000
          2003..........................................         407,000
          2004..........................................         162,000
          2005..........................................          35,000
                                                            ------------
          Total future minimum lease payments...........       2,728,000
          Less amount representing interest.............        (346,000)
                                                            ------------
                                                               2,382,000
                 Less current portion...................        (970,000)
                                                            ------------
                                                            $  1,412,000
                                                            ============

     As of January 1, 2000 and December 30, 2000, total assets held under capital lease arrangements were approximately $8,170,000 and $6,007,000 with accumulated amortization of approximately $1,907,000 and $1,123,000, respectively.

4.   INCOME TAXES

     The components of the provision for income taxes for the years ended January 2, 1999, January 1, 2000 and December 30, 2000 are as follows:

                                                           January 2,          January 1,       December 30,
                                                              1999               2000               2000
                                                          ------------       ------------       ------------
Current:
        Federal ....................................      $         --       $         --       $         --
        State ......................................           245,000            186,000            316,000
        Foreign ....................................            71,000             32,000             26,000
Deferred:
        Federal ....................................        (3,651,000)        (1,687,000)        (6,132,000)
        State ......................................          (567,000)          (271,000)          (956,000)
        Change in valuation allowance ..............         4,218,000          1,958,000         10,587,000
                                                          ------------       ------------       ------------
                Total provision for income taxes ...      $    316,000       $    218,000       $  3,841,000
                                                          ============       ============       ============

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

     The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations are as follows for the years ended January 2, 1999, January 1, 2000 and December 30, 2000:


                                                               January 2, January 1,  December 30,
                                                                1999        2000        2000
                                                                -----       -----       -----
Federal statutory income tax rate .......................       (34.0)%     (34.0)%     (34.0)%
        Amortization of non-deductible goodwill .........         6.8        25.3         8.5
        State income taxes, net of federal tax effect ...        (5.3)       (5.3)       (5.3)
        Non-deductible interest .........................         0.8        10.0         2.8
        State franchise minimum taxes ...................         1.2         2.4         1.4
        Foreign taxes ...................................         0.3         0.4         0.1
        Change in valuation allowance ...................        20.3        14.3        46.8
        Other ...........................................        11.4       (11.5)       (3.3)
                                                               ------      ------      ------
Effective income tax rate ...............................         1.5%        1.6%       17.0%
                                                               ======      ======      ======

     The significant components of the Company's deferred income tax assets and liabilities at January 1, 2000 and December 30, 2000 are as follows:

                                                                       January 1,       December 30,
                                                                         2000              2000
                                                                     ------------       ------------
Deferred income tax assets:
   Accumulated depreciation and amortization ..................      $         --       $  5,449,000
   Property and equipment reserve .............................         1,760,000                 --
   Store closure reserve ......................................         2,826,000          1,484,000
   Transaction cost accrual ...................................           306,000            218,000
   Net operating loss carryforward ............................        13,511,000         15,862,000
   Legal reserve ..............................................           157,000             47,000
   Other reserves .............................................           539,000          1,442,000
   Original issue discount interest ...........................         2,016,000          3,801,000
   Non-cash compensation expense ..............................           131,000                 --
   Accrued expenses ...........................................           450,000            507,000
   Alternative minimum tax credit carryforward ................           215,000            215,000
                                                                     ------------       ------------
      Total deferred income tax assets ........................        21,911,000         29,025,000
   Valuation allowance ........................................       (18,246,000)       (28,833,000)
                                                                     ------------       ------------
      Deferred income tax assets net of valuation allowance ...         3,665,000            192,000
                                                                     ------------       ------------
Deferred income tax liabilities:
   Accumulated depreciation and amortization ..................           (16,000)                --
   Other ......................................................          (150,000)          (192,000)
                                                                     ------------       ------------
      Total deferred income tax liabilities ...................          (166,000)          (192,000)
                                                                     ------------       ------------
      Net deferred income tax assets ..........................      $  3,499,000       $         --
                                                                     ============       ============

     Management has provided valuation allowances on portions of the deferred income tax assets arising from the Company's business combinations. The valuation allowances established in connection with purchase accounting are not recorded through the provision for income taxes, but rather, as an increase to goodwill. During the year ended January 2, 1999, valuation allowance of $6,910,000, was recorded in connection with accounting for business combinations.

     As of December 30, 2000, the Company had net operating losses of $40,383,000 that can be carried forward to offset federal income taxes. If not utilized, the tax net operating loss carryforwards begin to expire in 2009. As defined in Section 382 of the Internal Revenue Code, the Company has acquired companies which have had a greater

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES than 50 percent ownership change. Consequently, a certain amount of these companies' tax net operating loss carryforwards available to offset future taxable income in any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of these companies' value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years. In connection with the formation of the Mrs. Fields, Inc. and Original Cookie in 1996, the Company recorded deferred tax assets totaling $3,841,000. Under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", the Company provided a valuation allowance against the deferred tax asset in 2000 because it had not yet achieved taxable income for federal income tax filing purposes. As the Company achieves a history of generating taxable income in the future, the valuation allowance may be reduced.

5.   STORE CLOSURE AND PROPERTY AND EQUIPMENT IMPAIRMENT RESERVES

     The Company's management reviews the historical and projected operating performance of its stores on a periodic basis to identify under performing stores for impairment of net property investment or for targeted closing. The Company's policy is to recognize a loss for that portion of the net property investment determined to be impaired. Additionally, when a store is identified for targeted closing, the Company's policy provides for the costs of closing the store, which are predominantly estimated lease termination costs. Lease termination costs include both one-time settlement payments and continued contractual payments over time under the original lease agreements where no settlement can be resolved with the landlord. As a result, although all stores under the current exit plans were exited by the end of fiscal year 2000, a portion of the store closure reserve will remain until all cash payments have been made. The Company did not accrue for future expected operating losses. If and when a reserve that was established as part of purchase accounting is not fully utilized, the Company reduces the reserve to zero and goodwill is adjusted for the corresponding amount.

     During fiscal years 1999 and 2000, in accordance with accounting principles generally accepted in the United States, the Company reassessed its lease termination obligations on a store by store basis for stores closed or targeted for closing. Management reassessed the remaining store closure reserves based on all available relevant data. A portion of the reversal of the reserves was recorded as a reduction to goodwill for those stores that had reserves established at the time of an acquisition in accordance with Emerging Issues Task Force Issue 95-3 ("EITF 95-3"). The remaining portion of the reversal of the reserves was recorded to the store closure provision (benefit) in the accompanying consolidated statement of operations for those stores that initially had reserves established through that income statement line item in accordance with the SEC Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges". As of December 30, 2000, the remaining store closure reserve was $3,779,000.

MRS. FIELDS INC. AND AFFILIATES AND ORIGINAL COOKIE COMPANY AND AFFILIATES

     During the year ended January 2, 1999, the Company reassessed the adequacy of the store closure reserve related to the remaining stores left to be closed and recorded an additional charge of $1,693,000 to the reserve. The additional $1,693,000 resulted from management's expectation of higher lease termination costs than the costs originally anticipated when the plan was finalized. This portion of the store closure reserve was expensed in the Company's statement of operations for the fiscal year ended January 2, 1999 as the decision to increase the reserve was made subsequent to finalization of the original plan.

     During the fourth quarter of fiscal year 1998, the Company's management approved and committed the Company to a plan to exit 35 Mrs. Fields stores that were not meeting certain financial and geographical criteria. The plan also committed the Company to exit seven under performing franchised stores that the Company determined to disenfranchise as of January 2, 1999. These stores were originally identified as continuing company-owned stores at the date of acquisition, however, the stores have not performed as expected. The Company intends to exit the stores primarily through closing and franchising. In connection with this plan, the Company increased the store closure reserve by $4,674,000 primarily for costs to be incurred for settling lease termination costs for these stores. The charge was included in the store closure provision in the accompanying consolidated statement of operations for the year ended January 2, 1999.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

     H&M

     During the fourth quarter of fiscal year 1998, the Company's management approved and committed the Company to a plan to exit five H&M stores that were not meeting certain financial and geographical criteria. In connection with this plan, the Company increased the store closure reserve by $367,000 primarily for costs to be incurred for settling lease termination costs for these stores. The charge was included in the store closure provision in the accompanying consolidated statement of operations for the year ended January 2, 1999. All of the stores identified for closure were closed or franchised by the end of fiscal year 1999.

     PRETZEL TIME

     During the fourth quarter of fiscal year 1998, the Company's management approved and committed the Company to a plan to exit five Pretzel Time stores that were not meeting certain financial and geographical criteria. In connection with this plan, the Company increased the store closure reserve by $264,000 primarily for costs to be incurred for settling lease termination costs for these stores. The charge was included in the store closure provision in the accompanying consolidated statement of operations for the year ended January 2, 1999.

     GREAT AMERICAN

     During the fourth quarter of fiscal year 1998, the Company's management approved and committed the Company to a plan to exit five under performing Great American franchised stores that the Company determined to disenfranchise as of January 2, 1999. These stores were originally franchised stores at the date of acquisition, however, the stores have not performed as expected. In connection with this plan, the Company increased the store closure reserve by $305,000 primarily for costs to be incurred for settling lease termination costs for these stores. The charge was included in the store closure provision in the accompanying consolidated statement of operations for the year ended January 2, 1999.

     PRETZELMAKER

     All of the stores identified for closure were closed by the end of fiscal year 1999.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

     CONSOLIDATED ANALYSIS

     The following table presents a summary of the activity in the store closure reserve for the periods indicated for stores to be closed or franchised:

                                     Mrs. Fields Inc. and
                                      Original Cookie Co.                    H&M                     Pretzel Time
                                  ---------------------------     -------------------------   --------------------------

                                                    Company-                     Company-                      Company-
                                   Business          Owned                        Owned                         Owned
                                  Combination       Stores                        Stores                        Stores
                                      and          Unrelated                     Unrelated                    Unrelated
                                  Subsequent          to           Business          to         Business         to
                                  Adjustments     Acquisition     Combination   Acquisition   Combination    Acquisition
                                  -----------     -----------     -----------   -----------   -----------    -----------
Balance, January 3, 1998 .....    $ 3,967,000     $        --     $ 1,000,000     $      --     $ 499,000     $      --
To record obligations
  related to stores
  identified for closure
  upon acquisition,
  August 24, 1998 ............             --              --              --            --            --            --
To record obligations
  related to stores
  identified for closure
  upon acquisition,
  November 29, 1998 ..........             --              --              --            --            --            --
Additional reserves for
  stores originally
  identified for closure
  upon acquisition,
  January 2, 1999 ............      1,693,000              --              --            --            --            --
Additional reserves for
  continuing company-
  owned and franchised
  stores targeted for
  closure, January 2, 1999 ...             --       4,674,000              --       367,000            --       264,000
Utilization for the
  52 weeks ended
  January 2, 1999 ............     (1,932,000)             --         (19,000)           --        (6,000)           --
                                  -----------     -----------     -----------     ---------     ---------     ---------
Balance, January 2, 1999 .....      3,728,000       4,674,000         981,000       367,000       493,000       264,000
Additional reserves for
  continuing company-
  owned and franchised
  stores targeted for
  closure, January 1, 2000 ...        810,000              --         151,000        85,000        66,000            --
Reversal during the
  52 weeks ended
  January 1, 2000 ............     (1,524,000)     (2,092,000)       (418,000)           --      (362,000)     (155,000)
Utilization for the
  52 weeks ended
  January 1, 2000 ............     (1,400,000)     (1,001,000)       (178,000)     (158,000)      (88,000)      (23,000)
                                  -----------     -----------     -----------     ---------     ---------     ---------
Balance, January 1, 2000 .....      1,614,000       1,581,000         536,000       294,000       109,000        86,000
Additional reserves for
  continuing company-
  owned and franchised
  stores targeted for
  closure,
  December 30, 2000 ..........         19,000         258,000              --            --            --            --
Reversal during the
  52 weeks ended
  December 30, 2000 ..........        (62,000)        (18,000)        (60,000)      (75,000)           --       (85,000)
Utilization for the
  52 weeks ended
  December 30, 2000 ..........       (708,000)       (602,000)       (117,000)     (134,000)      (44,000)       (1,000)
                                  -----------     -----------     -----------     ---------     ---------     ---------
Balance, December 30, 2000 ...    $   863,000     $ 1,219,000     $   359,000     $  85,000     $  65,000     $      --
                                  ===========     ===========     ===========     =========     =========     =========

                                       Great American              Pretzelmaker                           Consolidated
                                --------------------------   -------------------------   ------------------------------------------
                                                                                                                           Total
                                                 Company-                    Company-                     Company-       Business
                                                  Owned        Business       Owned        Business       Owned        Combinations
                                                  Stores      Combination     Stores     Combination      Stores           and
                                                Unrelated        and        Unrelated        and         Unrelated       Company-
                                  Business          to        Subsequent       to         Subsequent         to           Owned
                                Combination    Acquisition   Adjustments   Acquisition   Adjustments    Acquisition      Stores
                                -----------    -----------   -----------   -----------   -----------   -----------     ------------
Balance, January 3, 1998 .....   $        --     $      --     $      --     $      --   $ 5,466,000   $        --     $  5,466,000
To record obligations
  related to stores
  identified for closure
  upon acquisition,
  August 24, 1998 ............     3,548,000            --            --            --     3,548,000            --        3,548,000
To record obligations
  related to stores
  identified for closure
  upon acquisition,
  November 29, 1998 ..........            --            --       500,000            --       500,000            --          500,000
Additional reserves for
  stores originally
  identified for closure
  upon acquisition,
  January 2, 1999 ............            --            --            --            --     1,693,000            --        1,693,000
Additional reserves for
  continuing company-
  owned and franchised
  stores targeted for
  closure, January 2, 1999 ...            --       305,000            --            --            --     5,610,000        5,610,000
Utilization for the
  52 weeks ended
  January 2, 1999 ............      (149,000)           --            --            --    (2,106,000)           --       (2,106,000)
                                 -----------     ---------     ---------     ---------   -----------   -----------     ------------
Balance, January 2, 1999 .....     3,399,000       305,000       500,000            --     9,101,000     5,610,000       14,711,000
Additional reserves for
  continuing company-
  owned and franchised
  stores targeted for
  closure, January 1, 2000 ...            --       389,000        88,000       650,000     1,115,000     1,124,000        2,239,000
Reversal during the
  52 weeks ended
  January 1, 2000 ............    (1,159,000)     (100,000)     (366,000)           --    (3,829,000)   (2,347,000)      (6,176,000)
Utilization for the
  52 weeks ended
  January 1, 2000 ............      (566,000)      (49,000)     (117,000)           --    (2,349,000)   (1,231,000)      (3,580,000)
                                 -----------     ---------     ---------     ---------   -----------   -----------     ------------
Balance, January 1, 2000 .....     1,674,000       545,000       105,000       650,000     4,038,000     3,156,000        7,194,000
Additional reserves for
  continuing company-
  owned and franchised
  stores targeted for
  closure,
  December 30, 2000 ..........            --            --            --            --        19,000       258,000          277,000
Reversal during the
  52 weeks ended
  December 30, 2000 ..........            --      (400,000)       (1,000)     (650,000)     (123,000)   (1,228,000)      (1,351,000)
Utilization for the
  52 weeks ended
  December 30, 2000 ..........      (561,000)     (145,000)      (29,000)           --    (1,459,000)     (882,000)      (2,341,000)
                                 -----------     ---------     ---------     ---------   -----------   -----------     ------------
Balance, December 30, 2000 ...   $ 1,113,000     $      --     $  75,000     $      --   $ 2,475,000   $ 1,304,000     $  3,779,000
                                 ===========     =========     =========     =========   ===========   ===========     ============


During the years ended January 1, 2000 and December 30, 2000 approximately $2,358,000 and $60,000, respectively, of reversals were used to reduce goodwill. There were no such reversals during the year ended January 2, 1999.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

     The following table presents a summary of activity for stores originally identified to be closed or franchised in connection with the applicable business combination for the periods indicated. This table does not include a summary of activity for stores the Company intends to close or franchise that were not originally identified in connection with a business combination.

                                             Mrs. Fields Inc.
                                               and Original
                                                 Cookie Co.                 H&M                 Pretzel Time
                                           ---------------------    ---------------------    -------------------
                                           To Be        To Be       To Be        To Be        To Be      To Be
                                           Closed     Franchised    Closed     Franchised    Closed   Franchised
                                           ------     ----------    ------     ----------    ------   ----------
Balance, January 3, 1998 ..............      38           52           8           14           4          -
Stores identified for closure or
  franchise upon acquisition,
  August 24, 1998 .....................      --           --          --           --          --          -
Stores identified for closure or
  franchise upon acquisition,
  November 19, 1998 ...................      --           --          --           --          --          -
Stores closed or franchised for the
  52 weeks ended January 2, 1999 ......     (15)         (16)         (2)          (7)         (1)         -
                                            ---          ---          --          ---          --          -
Balance, January 2, 1999 ..............      23           36           6            7           3          -
Stores closed,  franchised or
  reversed for the 52 weeks ended
  January 1, 2000 .....................     (23)         (22)         (6)          (7)         (3)         -
                                            ---          ---          --          ---          --          -
Balance, January 1, 2000 ..............      --           14          --           --          --          -
Stores closed,  franchised or
  reversed for the 52 weeks ended
  December 30, 2000 ...................      --          (14)         --           --          --          -
                                            ---          ---          --          ---          --          -
Balance, December 30, 2000 ............      --           --          --           --          --          -
                                            ===          ===          ==          ===          ==          =

                                           Great American           Pretzelmaker            Consolidated
                                        ---------------------    --------------------   ---------------------
                                         To Be       To Be       To Be       To Be      To Be        To Be
                                        Closed     Franchised    Closed    Franchised   Closed     Franchised
                                        ------     ----------    ------    ----------   ------     ----------
Balance, January 3, 1998 ..............   --           --          --          -          50           66
Stores identified for closure or
  franchise upon acquisition,
  August 24, 1998 .....................   54           11          --          -          54           11
Stores identified for closure or
  franchise upon acquisition,
  November 19, 1998 ...................   --           --           7          -           7           --
Stores closed or franchised for the
  52 weeks ended January 2, 1999 ......  (11)          --          --          -         (29)         (23)
                                         ---          ---          --          -         ---          ---
Balance, January 2, 1999 ..............   43           11           7          -          82           54
Stores closed,  franchised or
  reversed for the 52 weeks ended
  January 1, 2000 .....................  (37)         (10)         (7)         -         (76)         (39)
                                         ---          ---          --          -         ---          ---
Balance, January 1, 2000 ..............    6            1          --          -           6           15
Stores closed,  franchised or
  reversed for the 52 weeks ended
  December 30, 2000 ...................   (6)          (1)         --          -          (6)         (15)
                                         ---          ---          --          -         ---          ---
Balance, December 30, 2000 ............   --           --          --          -          --           --
                                         ===          ===          ==          =         ===          ===


     The following table presents a summary of activity for stores the Company intends to close or franchise that were not originally identified to be closed or franchised in connection with a business combination:

                                               Mrs. Fields Inc.
                                                   and
                                            Original Cookie Co.             H&M                 Pretzel Time
                                           ---------------------    ---------------------    -------------------
                                           To Be        To Be       To Be       To Be        To Be       To Be
                                           Closed     Franchised    Closed     Franchised    Closed   Franchised
                                           ------     ----------    ------     ----------    ------   ----------
Balance, January 3, 1998 ..........           1           --          --          --          --          --
Stores identified for closure or
  franchise (not included in the
  original store closure plan),
  January 2, 1999 .................          20           10           4           1           2           3
Stores closed or franchised for the
  52 weeks ended January 2, 1999 ..          (1)          --          (2)         --          --          --
                                            ---          ---          --          --          --          --
Balance, January 2, 1999 ..........          20           10           2           1           2           3
Stores closed or franchised for the
  52 weeks ended January 1, 2000 ..         (17)          (6)         (2)         (1)         (2)         (2)
                                            ---          ---          --          --          --          --
Balance, January 1, 2000 ..........           3            4          --          --          --           1
Stores closed or franchised for the
  52 weeks ended December 30, 2000           (3)          (4)         --          --          --          (1)
                                            ---          ---          --          --          --          --
Balance, December 30, 2000 ........          --           --          --          --          --          --
                                            ===          ===          ==          ==          ==          ==
                                                 Great American           Consolidated
                                             ---------------------    --------------------
                                              To Be       To Be       To Be       To Be
                                             Closed     Franchised    Closed    Franchised
                                             ------     ----------    ------    ----------
Balance, January 3, 1998 ..........              --          -           1           --
Stores identified for closure or
  franchise (not included in the
  original store closure plan),
  January 2, 1999 .................               5          -          31           14
Stores closed or franchised for the
  52 weeks ended January 2, 1999 ..              --          -          (3)          --
                                                 --          -         ---          ---
Balance, January 2, 1999 ..........               5          -          29           14
Stores closed or franchised for the
  52 weeks ended January 1, 2000 ..              (5)         -         (26)          (9)
                                                 --          -         ---          ---
Balance, January 1, 2000 ..........              --          -           3            5
Stores closed or franchised for the
  52 weeks ended December 30, 2000               --          -          (3)          (5)
                                                 --          -         ---          ---
Balance, December 30, 2000 ........              --          -          --           --
                                                 ==          =         ===          ===


               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

     STORE CLOSURE RESERVE PAYMENT OBLIGATIONS

     As of December 30, 2000, the estimated future cash payments under the store closure reserve are as follows:

          Fiscal Year
          -----------
          2001................     $  1,498,000
          2002................          831,000
          2003................          581,000
          2004................          434,000
          2005................          189,000
          Thereafter..........          246,000
                                   ------------
                                   $  3,779,000
                                   ============

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

     The following table presents a summary of changes in the property and equipment impairment reserves that were established in connection with the applicable business combination for the periods indicated for stores to be closed and franchised. For the fiscal years ended January 2, 1999 and January 1, 2000, the impairment reserve was offset against fixed assets in the balance sheet, and additions were included in depreciation expense for each period.

                                                          Mrs. Fields
                                                           Inc. and
                                                           Original                        Great
                                                          Cookie Co.        H&M           American      Pretzelmaker  Consolidated
                                                         -----------    -----------     -----------     ------------  ------------
Balance, January 3, 1998 ............................... $ 6,061,000    $ 2,292,000     $        --     $      --     $ 8,353,000
To record property and equipment impairment
  upon acquisition, August 24, 1998 ....................          --             --       2,150,000            --       2,150,000
To record property and equipment impairment
  upon acquisition, September 9, 1998 ..................          --             --         973,000            --         973,000
To record property and equipment impairment
  upon acquisition, November 19, 1998 ..................          --             --              --       327,000         327,000
Utilization for the 52 weeks ended
  January 2, 1999 related to stores to be closed .......  (1,782,000)       (93,000)       (246,000)           --      (2,121,000)
Utilization for the 52 weeks ended
  January 2, 1999 related to stores to be franchised ...    (435,000)      (819,000)             --            --      (1,254,000)
                                                         -----------    -----------     -----------     ---------     -----------
Balance, January 2, 1999 ...............................   3,844,000      1,380,000       2,877,000       327,000       8,428,000
Addition to impairment for the 52 weeks ended
  January 1, 2000 related to stores to be closed .......      86,000          5,000          25,000            --         116,000
Addition to impairment for 52 weeks ended
  January 1, 2000 related to stores to be franchised ...     443,000         11,000              --            --         454,000
Utilization for the 52 weeks ended January 1, 2000
  related to stores to be closed .......................  (1,192,000)      (410,000)     (1,434,000)     (158,000)     (3,194,000)
Utilization for the 52 weeks ended January 1, 2000
  related to stores to be franchised ...................    (935,000)      (346,000)        (41,000)           --      (1,322,000)
                                                         -----------    -----------     -----------     ---------     -----------
Balance, January 1, 2000 ............................... $ 2,246,000    $   640,000     $ 1,427,000     $ 169,000     $ 4,482,000
                                                         ===========    ===========     ===========     =========     ===========

During the fiscal year ended December 30, 2000, the Company wrote off the related fixed assets against the impairment reserve.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

6.   MANDATORILY REDEEMABLE CUMULATIVE PREFERRED STOCK OF PRETZEL TIME, INC.

     The mandatorily redeemable cumulative preferred stock of Pretzel Time (the "Pretzel Time Preferred Stock") is nonvoting and the preferred stockholders are entitled to cumulative preferred dividends of ten percent for three years, accrued and payable upon redemption. The Pretzel Time Preferred Stock must be redeemed at $10,000 per share, plus unpaid and accumulated dividends. The excess of the redemption price over the carrying value was accreted over the period from issuance through September 1, 1999, using the effective interest method and was charged to the accumulated deficit of Pretzel Time. During the period from the acquisition of a majority ownership in Pretzel Time September 2, 1997 to January 1, 2000, Pretzel Time increased the liquidation preference of the Pretzel Time Preferred Stock by $307,000, in lieu of paying cash dividends. In addition, the Pretzel Time Preferred Stock was increased by $736,000, for the accretion required to amortize the original issue discount incurred at the time of issuance.

     As of January 1, 2000, the liquidation preference and the recorded amount in the accompanying consolidated balance sheet was $1,070,000. On January 5, 2000, the Company redeemed all of the remaining Pretzel Time Preferred Stock for $1,070,000.

7.   COMMITMENTS AND CONTINGENCIES

     STOCK PLEDGED AS COLLATERAL

     Mrs. Fields' Holding has pledged all of the Company's capital stock as collateral for Mrs. Fields' Holding's 14 percent Senior Secured Discount Notes due December 1, 2005 (the " Mrs. Fields' Holding Discount Notes"). Mrs. Fields' Holding issued the Mrs. Fields' Holding Discount Notes on August 24, 1998, in connection with the Great American Acquisitions and the Mrs. Fields' Holding Equity contribution (see Note 1). In connection with the issuance of the $55,000,000 principal amount at maturity of Mrs. Fields' Holding Discount Notes, Mrs. Fields' Holding recorded a total original issue discount of approximately $24,136,000. The principal amount of the Mrs. Fields' Holding Discount Notes will accrete at a rate of 14 percent compounded semi-annually to a total principal amount of $55,000,000 at December 1, 2002. Thereafter, the Mrs. Fields' Holding Discount Notes will accrue interest at the annual rate of 14 percent, payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2003.

     Mrs. Fields' Holding is a holding company and does not have separate operations from which it can generate cash flows other than through the operation of 20 Pretzel Time franchise stores which were not significant in fiscal 2000. Under the circumstances, Mrs. Fields' Holding would likely be dependent on its owners' and the Company's cash flows to make principal and interest payments when due. Interest payments totaling $7,700,000 per year will commence in 2003. The Company has not guaranteed, nor is it obligated to make principal or interest payments related to the Mrs. Fields' Holding Discount Notes. However, in accordance with the Company's Indenture, the Company may pay dividends to Mrs. Fields' Holding, in order for Mrs. Fields' Holding to service the debt, if no default or event of default occurs under the Indenture and certain fixed charge coverage ratios and consolidated net income tests are met. The Mrs. Fields' Holding Discount Notes are effectively subordinated to the Company's Senior Notes.

     LEGAL MATTERS

     The Company is the subject of certain legal actions, which it considers routine to its business activities. Management, after consultation with legal counsel, believes that the potential liability to the Company under any such actions is adequately accrued for or will not materially affect the Company's consolidated financial position or results of operations.

     OPERATING LEASES

     The Company leases retail store facilities, office space and equipment under long-term noncancelable operating lease agreements with remaining terms of one to ten years. Certain of the retail store leases provide for contingent rentals based on gross revenues. Additionally, as part of the Company's franchising program, certain locations have been subleased to franchisees.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

     Rent expense was as follows for the periods presented:

                                 52 Weeks Ended        52 Weeks Ended        52 Weeks Ended
                                    January 2,            January 1,          December 30,
                                      1999                  2000                  2000
                                  ------------          ------------          ------------
Minimum rentals .........         $ 36,834,000          $ 35,510,000          $ 39,469,000
Contingent rentals ......              553,000               415,000               558,000
Sub-lease rentals .......          (12,550,000)          (10,487,000)          (11,472,000)
                                  ------------          ------------          ------------
                                  $ 24,837,000          $ 25,438,000          $ 28,555,000
                                  ============          ============          ============


     As of December 30, 2000, the future minimum lease payments due under operating leases (including future minimum lease payments for stores in the process of being closed or franchised), which include required lease payments for those stores that have been subleased, are as follows:

          Fiscal Year
          -----------
          2001...................    $   30,944,000
          2002...................        26,806,000
          2003...................        22,645,000
          2004...................        18,234,000
          2005...................        10,647,000
          Thereafter.............        28,923,000
                                     --------------
                                     $  138,199,000
                                     ==============

As of December 30, 2000, the future minimum sublease payments due to the Company under these leases are as follows:

          Fiscal Year
          -----------
          2001...................    $   9,469,000
          2002...................        7,958,000
          2003...................        6,409,000
          2004...................        4,631,000
          2005...................        2,004,000
          Thereafter.............        4,253,000
                                     -------------
                                     $  34,724,000
                                     =============

CONTRACTUAL ARRANGEMENTS

     The Company entered into a supply agreement to buy frozen dough products through 2003. The agreement stipulates minimum annual purchase commitments of not less than 18,500,000 pounds of the products each year through the end of the contract. The terms of the supply agreement include certain volume incentives and penalties. The Company and the supplier may terminate the supply agreement if the other party defaults on any of the performance covenants.

     The Company has entered into agreements requiring the Company to purchase minimum amount of product from a supplier and under which the Company received advance payments of volume rebates. Revenue from the advance payments has been deferred and is being recognized ratably as purchases are made from the supplier. The agreements expire in 2003. Under these agreements, the Company recognized approximately $812,000, $40,000 and $40,000, primarily as a reduction of food cost of sales during the years ended January 2, 1999, January 1, 2000 and December 30, 2000.

     The Company has entered into employment agreements with three key officers with terms of two to three years. The agreements are for a total annual base salary of $852,600. If the Company terminates employment without cause, or the employee terminates employment with good reason, the employee can receive in severance pay the amount equal to the product of his or her then current semi-monthly base salary by the greater of the number of semi-monthly periods from the notice of termination or 36 to 48 semi-monthly periods, plus a portion of any discretionary

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES bonus that would otherwise have been payable. The agreements have customary provisions for other benefits and also include noncompetition clauses.

8.   RELATED-PARTY TRANSACTIONS

     As of January 1, 2000 and December 30, 2000 the Company had receivables due from franchisees and licensees, primarily related to prepaid rent which the Company had paid on behalf of franchisees, totaling approximately $3,708,000 and $3,955,000, respectively. These amounts are included in amounts due from franchisees and affiliates and are net of allowance for doubtful accounts totaling $821,000 and $758,000, respectively.

     In connection with the acquisition of TCBY Enterprises, Inc. (together with the parent company and the parent company's subsidiaries, ("TCBY") on June 1, 2000, by Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P. ("Capricorn"), Mrs. Fields' Holdings' approximately 87% stockholder, the Company entered into a management agreement with TCBY, pursuant to which the corporate and administrative functions of TCBY were transferred to the Company. The Company also oversees the sale of new TCBY franchises and monitors the activities of the TCBY franchisees. Under the management agreement, the Company has agreed to manage and operate TCBY's business and pay specified operating and other costs of TCBY in exchange for an annual management fee which was approximately $7,533,000 for the seven months ended December 30, 2000. The management fee will be paid by TCBY semi-monthly and adjusted annually.

     In 2000, the Company capitalized $140,000 of franchise fees to TCBY as intangible assets.

     The Company is also entitled to receive a fee of approximately $2.4 million from TCBY for reimbursement of expenses incurred on behalf of TCBY and one-time transition costs incurred in the transfer of the management functions of TCBY from Little Rock, Arkansas, to Salt Lake City, Utah, when TCBY is successful in selling its existing dairy processing plant for net proceeds sufficient to retire debt associated with the plant or upon sufficient cash being available from the excess working capital of the dairy processing plant.

     In November 1996, the Company entered into a consulting agreement (the "Consulting Agreement") with Debbi Fields, a director of the Company, under which Debbi Fields traveled and performed public relations and advertising activities on behalf of the Company for at least 50 days a year for a fee of $250,000 per year, with an option to perform these services for 20 additional days a year for additional pay of $5,000 per day. The compensation increased by 10 percent for 1999. The Consulting Agreement expired on December 31, 1999 and was not renewed.

     In May 1999, Mrs. Fields, Mrs. Fields' Holding, Pretzel Time, a former Pretzel Time shareholder and Capricorn entered into an assignment and assumption agreement under which Capricorn agreed to assume a payment obligation of Mrs. Fields of $2,000,000 for Pretzel Time stock held by the former shareholder that was due on December 31, 1999. In a related transaction on the same date, Capricorn and Mrs. Fields' Holding entered into a contribution agreement under which Mrs. Fields' Holding and Capricorn agreed to treat the assumption by Capricorn of the Mrs. Fields payment obligation as a capital contribution from Capricorn to Mrs. Fields' Holding, and as a capital contribution from Mrs. Fields' Holding to Mrs. Fields.

9.   EMPLOYEE BENEFIT PLAN

     The Company sponsors the Mrs. Fields' Original Cookies, Inc. 401(k) Retirement Savings Plan (the "Plan") for all eligible employees. Under the terms of the Plan, employees may make contributions to the Plan, a portion of which is matched by contributions from the Company. The total Company contributions to the Plan for the years ended January 2, 1999, January 1, 2000 and December 30, 2000 were approximately $171,000, $168,000 and $479,000, respectively.

10.  STOCK-BASED COMPENSATION AND INCENTIVE PLANS

     DIRECTOR STOCK PURCHASE PLAN

     Effective September 18, 1996, the Company established the Mrs. Fields' Holding Company, Inc. Director Stock Purchase Plan (the "Director Stock Purchase Plan"). Under the Director Stock Purchase Plan, shares of the

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

Company's common stock, either restricted or vested, may be issued to directors of the Company. On January 1, 1997, the directors of the Company were offered an opportunity to purchase vested shares of the Company's common stock under the Director Stock Purchase Plan for $10 per share, which was the fair market value of the Company's stock as of that date as determined by the Board of Directors. Selected directors participated and subscribed to purchase 51,667 vested shares of common stock. As a result, the Company recorded approximately $517,000 of common stock subscriptions receivable in the accompanying consolidated financial statements as of January 3, 1998. During fiscal 1998, the Company collected all $517,000 of common stock subscriptions receivable. Additionally, on January 1, 1997, the Company granted to the participating directors a total of 28,333 restricted shares of the Company's common stock for no cash consideration. Restricted shares vested 50 percent on January 1, 1999 and 50 percent on January 1, 2000. The Company recognized compensation cost totaling approximately $283,000 related to the grant of restricted shares on a straight-line basis over the vesting period.

     The Company recorded the 51,677 vested shares and 28,333 restricted shares to the directors as outstanding in the accompanying consolidated financial statements at the time of issuance. On July 17, 1998, the Company issued common stock certificates to the directors for a total of 51,667 vested shares and 28,333 restricted shares.

     DIRECTOR STOCK OPTION PLAN

     On September 18, 1996, the Company established the Mrs. Fields' Holding Company, Inc. Director Stock Option Plan (the "Director Stock Option Plan"'). A committee of the Board of Directors is authorized to administer the Director Stock Option Plan and has the power, among other things, to grant awards of options for the Company's common stock to outside directors of the Company and its direct and indirect subsidiaries. Options granted under the Director Stock Option Plan are non-qualified under section 422 of the Internal Revenue Code. The Director Stock Option Plan provides for the issuance of time vested options, which vest 25 percent per year on the anniversaries of the dates on which they are granted, and vest in full upon a change of control of the Company or Mrs. Fields. Options expire no later than ten years after the date the options are granted. A total of 50,000 shares of the Company's common stock are reserved for issuance under the Director Stock Option Plan.

     On January 1, 1997, the Company issued options to purchase 20,100 shares of common stock with an exercise price of $10 per share to directors under the Director Stock Option Plan. On January 1, 1998, January 1, 1999, and January 2, 2000, the Company issued options to purchase 10,752, 3,804, and 3,804 shares of common stock, respectively, with exercise prices of $16.74, $19.72, and $19.72, respectively, to directors under the Director Stock Option Plan. All options granted were at prices equal to or greater than the fair market value of the underlying shares of common stock of the Company at the grant date as valued by the Board of Directors.

     EMPLOYEE STOCK OPTION PLAN

     Effective September 18, 1996, the Company established the Mrs. Fields' Holding Company, Inc. Employee Stock Option Plan (the "Employee Stock Option Plan"). A committee of the Board of Directors is authorized to administer the Employee Stock Option Plan and has the power, among other things, to grant awards of options for the Company's common stock to officers and other employees of the Company and its direct and indirect subsidiaries. Options granted under the Employee Stock Option Plan are non-qualified under section 422 of the Internal Revenue Code. The Employee Stock Option Plan provides for the issuance of three types of options. Performance-vested options are deemed to be vested 20 percent for fiscal year 1997 and vest an additional 20 percent per year for each subsequent fiscal year in which there is at least a 110 percent increase in Adjusted EBITDA, as defined, of the Company. Although, in 1998 the Company did not achieve the performance requirement, the Board of Directors deemed the performance-vested options vested an additional 20 percent for 1998. Time-vested options vest 25 percent per year on the anniversaries of the dates on which they are granted, and vest in full upon a change in control of the Company or Mrs. Fields. Upside options vest upon the earlier to occur of the expiration of such option and a change of control, based on certain internal rate of return ("IRR") targets: (i) if IRR through the vesting date is less than 20 percent, the option will not vest; (ii) if IRR is from 20 percent to 24.99 percent, the option will vest one-third; (iii) if IRR is from 25 percent to 29.99 percent, the option will vest two-thirds; and (iv) if IRR is at least 30 percent, the option will vest in full. All options expire no later than ten years after the date the options are granted. A total of 492,840 shares of the Company's common stock are reserved for issuance under the Employee Stock Option Plan.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

     During fiscal 1999, the Company issued performance-vested options to purchase 42,218 shares of common stock and time-vested options to purchase 42,218 shares of common stock to key employees of the Company at exercise prices of $19.72 per share. During fiscal 2000, the Company issued performance vested options to purchase 8,214 shares of common stock and time-vested options to purchase 8,214 shares of common stock to a key employee of the Company at an exercise price of $19.26 per share. All options were granted at exercise prices equal to or greater than the fair market value of the underlying shares of common stock of the Company at the grant dates as valued by the Board of Directors.

     Performance-vested options and upside options are variable plan options and are accounted for in accordance with APB Opinion No. 25 ("APB No. 25"). A final measurement of compensation has not taken place related to the grants of such options because the number of options that will ultimately vest is not known. During the years ended January 2, 1999, January 1, 2000, and December 30, 2000, the Company recorded compensation expense (benefit) of $420,000, ($13,000), and $438,000, respectively, related to these options in accordance with variable plan accounting.

     ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

     The Company applies APB No. 25 and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. Accordingly, no compensation expense is recognized for its stock-based compensation and incentive plans related to directors and employees unless the equity instruments were issued at less than their intrinsic fair market value. During the years ended January 2, 1999, January 1, 2000 and December 30, 2000, the Company recorded compensation expense (benefit) totaling $559,000, $53,000 and $477,000, respectively, related to equity instruments that were issued at less than their intrinsic fair market value. Had compensation expense for the Company's stock option plans and other stock-based compensation plans been determined in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net loss would have been as follows:

                                                   52 Weeks Ended        52 Weeks Ended         52 Weeks Ended
                                                   January 2, 1999       January 1, 2000       December 30, 2000
                                                   ----------------      ----------------      -----------------
     Net loss:
     As reported............................        $ 21,505,000         $ 14,218,000            $ 26,478,000
     Pro forma..............................          21,598,000           14,313,000              26,588,000

     As of January 2, 1999, January 1, 2000, and December 30, 2000, and for the years then ended, the Company's stock option information is as follows:

                                             January 2, 1999            January 1, 2000          December 30, 2000
                                         -------------------------  ------------------------  ----------------------
                                                        Wtd. Avg.                 Wtd. Avg.                Wtd. Avg.
                                                         Exercise                 Exercise                 Exercise
                                           Shares        Prices      Shares        Prices      Shares       Prices
                                          -------       ---------    ------       ---------    ------      ---------
Outstanding at beginning of year ...      375,840      $   10.39    379,644       $   10.48   431,224      $   12.33
Granted ............................        3,804          19.72     84,436           19.72    20,232          19.26
Forfeitures ........................           --          --       (18,071)          10.00        --          --
Exercised ..........................           --          --       (14,785)          10.00        --          --
                                          -------                   -------                   -------
Outstanding at end of year .........      379,644          10.48    431,224           12.33   451,456          12.64
                                          =======                   =======                   =======

Exercisable at end of year .........      119,384          10.31    142,011           10.54   181,312          11.06

     The following table summarizes information about the stock options outstanding at January 1, 2000:

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES


                                                  Options Outstanding
                                        -----------------------------------------
                                             Number                 Wtd. Avg.             Options
                                         Outstanding at             Remaining         Exercisable at
Range of Exercise Prices                December 30, 2000        Contractual Life    December 30, 2000
------------------------                -----------------        ----------------    -----------------------
$10.00.............................          307,590                  5.8 years              149,785
$13.00.............................           24,642                  5.8 years               14,645
$16.74.............................           10,752                  7.0 years                5,376
$19.26.............................           20,232                  6.4 years                    -
$19.72.............................           88,240                  5.9 years               11,507
                                             -------                    ------               -------
$10.00 to $19.72...................          451,456                  5.9 years              181,313
                                             =======                                         =======

     The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended January 2, 1999, January 1, 2000, and December 30, 2000: risk-free interest rates of 6.0 to 6.5 percent; expected dividend yields of zero percent; expected lives of 4 to 7 years; and no volatility. The calculated weighted average fair value of the options granted were $4.21, $6.76 and $3.01 per share for the years ended January 2, 1999, January 1, 2000 and December 30, 2000, respectively.

11.  REPORTABLE SEGMENTS

     Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by the Chief Operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance. Mrs. Fields has two reportable operating segments; namely, company-owned stores and related activity and franchising and licensing activity. The segments are determined by revenue source: direct sales or royalties and license fees. The company-owned stores segment consists of both cookie and pretzel stores owned and operated by Mrs. Fields along with sale of branded cookie dough to retailers and catalog/e-tailing sales. The franchising and licensing segment consists of cookie and pretzel stores, which are owned and operated by third parties who pay Mrs. Fields an initial franchise or license fee and monthly royalties based on a percentage of gross sales and other licensing activity not related to cookie or pretzel stores. Our catalog/e-tailing and branded dough sales are not disclosed as separate operating segments because their revenues are less than 10% of total revenues. The accounting policies for the segments are discussed in the summary of significant accounting policies (see Note 2). Sales and transfers between segments are eliminated in consolidation.

     Mrs. Fields evaluates performance of each segment based on contribution margin. Contribution margin is computed as the difference between the revenues generated by a reportable segment and the selling and store occupancy costs and cost of sales related to that reportable segment. It is used as a measure of the operating performance of an operating segment. Mrs. Fields does not allocate any revenue generated from the TCBY management fee, general and administrative expense, other income (expense), interest expense, depreciation and amortization or assets to its reportable operating segments. Mrs. Fields does not separate the costs incurred while performing activities for the TCBY management agreement from costs of operating Mrs. Fields, as most of Mrs. Fields' employees support both companies, therefore the activity of managing TCBY is not reported as a separate segment. Segment revenue and contribution margin are presented in the following table:

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES


                                                        Franchising,
                                                         Licensing
                                      Company-Owned         and
                                         Stores            Other            Total
                                      -------------     ------------       -------
YEAR ENDED JANUARY 2, 1999
Revenue ........................      $140,235,000      $14,001,000      $154,236,000
Contribution Margin ............        30,337,000       10,414,000        40,751,000
YEAR ENDED JANUARY 1, 2000
Revenue ........................       152,268,000       28,669,000       180,937,000
Contribution Margin ............        31,189,000       23,791,000        54,980,000
YEAR ENDED DECEMBER 30, 2000
Revenue ........................       144,156,000       27,043,000       171,199,000
Contribution Margin ............        33,296,000       17,310,000        50,606,000


     The reconciliation of contribution margin to net loss is as follows:

                                            Fiscal 1998        Fiscal 1999        Fiscal 2000
                                            ------------       ------------       ------------
Contribution margin ..................      $ 40,751,000       $ 54,980,000       $ 50,606,000
Management fee .......................                --                 --          7,533,000
General and administrative expense ...       (19,583,000)       (21,965,000)       (29,147,000)
Store closure provision ..............        (7,303,000)         1,579,000          1,014,000
Depreciation and amortization ........       (19,867,000)       (24,253,000)       (28,048,000)
Interest expense, net ................       (14,323,000)       (23,788,000)       (24,437,000)
Other, net ...........................        (1,180,000)          (771,000)        (3,999,000)
                                            ------------       ------------       ------------
Net loss .............................      $(21,505,000)      $(14,218,000)      $(26,478,000)
                                            ============       ============       ============

     Geographic segment information is as follows:

                        Domestic     International     Domestic       International
                     Company-Owned   Company-Owned    Franchising      Franchising
                         Stores          Stores      and Licensing    and Licensing
                     -------------   -------------   -------------    -------------
REVENUE
Fiscal 1998 ...      $140,018,000      $217,000      $13,738,000      $263,000
Fiscal 1999 ...       152,249,000        19,000       28,450,000       219,000
Fiscal 2000 ...       144,156,000        44,000       26,854,000       252,000

     Revenues from international franchising and licensing are secured from Canada and Australia with no other countries having material representation. Revenues from international company-owned stores and income from foreign operations are immaterial.

     The assets of the Company primarily relate to Company-owned stores and related activity. Assets relating to franchising and licensing activity are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts. For the years ended January 1, 2000 and December 30, 2000, amounts due from franchisees and licensees were $3,708,000 and $3,955,000, respectively. For the years ended January 1, 2000 and December 30, 2000, the net book values of goodwill relating to franchising concepts were approximately $70,547,000 and $65,283,000, respectively.

     There were no customers who accounted for more than 10% of Mrs. Fields' total revenue or either segment's revenue. The Company has a receivable of approximately $1,200,000 from one company which represents 9.5% of the Company's total receivables.

12.  SUBSEQUENT EVENT

     In March 2001, the Company completed a private placement of 14,723 Units of 16.5% Cumulative Preferred Stock due 2006 and Common Stock for total proceeds of $14,727,583. Each Unit consisted of one share of Preferred Stock with an initial liquidation preference of $1,000 and 7.49 shares of Common Stock. The liquidation preference of the Preferred Stock will accrete quarterly at a rate of 4.125% compounded quarterly. The proceeds from the placement were used to repurchase $27,050,000 principal value of the Company's 14% Senior Secured Discount Notes due 2005 of which $11,500,000 principal value was purchased from Capricorn at the price that Capricorn paid for the notes plus the amount of interest paid by Capricorn under the loan that was incurred by it to purchase the notes.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers and directors of Mrs. Fields' Holding as of March 30, 2001.

Name                                              Age        Title
----                                              ---        -----
Larry A.  Hodges............................       52        Director, President and Chief Executive Officer
Garry Remington.............................       48        Senior Vice President of Real Estate
Michael R.  Ward............................       43        Senior Vice President, General Counsel and Secretary
Herbert S.  Winokur, Jr.....................       57        Chairman of the Board of Directors
Richard Ferry...............................       63        Director
Nat Gregory.................................       52        Director
Walker Lewis................................       56        Director
Peter Mullin................................       60        Director
Gilbert Osnos...............................       71        Director


     Mr. Hodges has been President and Chief Executive Officer of our predecessor, Mrs. Fields Inc., and us since March 1994, and a Director of Mrs. Fields' Original Cookies, Inc. since April 1993. From 1992 to 1994, Mr. Hodges was the Chief Executive Officer of Food Barn Stores, Inc. (Kansas City, Missouri). Earlier Mr. Hodges was a consultant to various manufacturers and retailers. For 25 years, Mr. Hodges was with American Stores Company where he served as President of two of its subsidiaries ranging in annual sales from $600 million to $2.3 billion. Mr. Hodges has over 32 years of experience in the retail field serving as president of four supermarket chains and consultant and director to large food companies. Mr. Hodges is a director of Ameristar Casinos, Inc. and Successories, Inc.

     Mr. Remington has been our Senior Vice President of Real Estate since July 1997. Mr. Remington's responsibilities include all aspects of real estate, store construction, remodels and lease negotiations. Between October 1996 and July 1997, Mr. Remington served as Vice President of Real Estate for Sbarro, Inc. From 1994 to 1996, Mr. Remington held the position of Senior Vice President of Leasing for the Woolworth Corporation, with responsibilities for Footlocker, Champ Sports, Northern Reflections, Afterthoughts, and seven other divisions, and from 1992 to 1994, Mr. Remington was Vice President and Director of Leasing for the Woolworth Corporation, which he joined in 1972.

     Mr. Ward serves as our Senior Vice President, General Counsel and Secretary. Mr. Ward's responsibilities include management of our Legal and Human Resources Departments. Between 1991 and 1996, Mr. Ward's responsibilities were overseeing the Legal Department and the Human Resources Department for Mrs. Fields Inc. He is admitted to practice law in the State of Utah.

     Mr. Winokur has been our Chairman of the Board of Directors since our inception in September 1996. Mr. Winokur is the managing Chairman and Chief Executive Officer of Capricorn Holdings, Inc., and the General Partner of three private investment partnerships concentrating on investments in restructure situations, including Capricorn Investors II, L.L.P., which owns the majority of MFH's stock, Capricorn Investors III, L.L.P., the majority stockholder of TCBY, and Capricorn Investors, L.P. Prior to his current appointment, Mr. Winokur was Senior Executive Vice President and a director of Penn Central Corporation. Mr. Winokur is also a director of CCC Information Services Group, Inc., NATCO Group, Inc., DynCorp, and Enron Corp.

     Mr. Ferry has been a director since our inception in September 1996. Mr. Ferry is co-founder and Chairman of Korn/Ferry International, the world's leading executive search firm. Mr. Ferry is on the Board of Directors of Avery Dennison, Dole Food Company and Pacific Life Insurance Company. Mr. Ferry is an investor in both Capricorn II and Capricorn III.

     Mr. Gregory has been a director since our inception in September 1996. Since 1993, Mr. Gregory has served as Chairman and Chief Executive Officer of NATCO Group, Inc., an international supplier of oilfield production equipment, which is a portfolio company of Capricorn II. Mr. Gregory is a member and managing director of Capricorn Holdings, L.L.C., the General Partner of Capricorn II and Capricorn III.

     Mr. Lewis has been a director since our inception in September 1996. Mr. Lewis is the Chairman of Devon Value Advisers. Mr. Lewis served as Chairman of Strategic Planning Associates, specializing in shareholder value strategies. He was a Senior Advisor at Dillon Read & Co., Inc. Mr. Lewis was a Managing Director of Kidder, Peabody & Co., Inc., President of Avon North America, and Executive Vice President of Avon Products, Inc. Mr. Lewis serves on the Boards of American Management Systems, Autotote, Owens Corning, London Fog, and Marakon Associates.

     Mr. Mullin has been a director since our inception in September 1996. Mr. Mullin founded Mullin Consulting, Inc. in Los Angeles in 1969, and serves as its Chairman and Chief Executive Officer. He also co-founded Strategic Compensation Associates and serves as Chairman of the firm's Executive Committee. Mr. Mullin is an investor in both Capricorn II and Capricorn III. Mr. Mullin is a member of the Board of Directors of Avery Dennison Corporation, Mellon West Board of Directors, Golden State Vintners, M Life Insurance Company, and is a member of the Board of Advisors of CMS Companies.

     Mr. Osnos has been a director since our inception in September 1996. Mr. Osnos has served since 1992 as Chairman of Osnos & Company, which provides interim management to companies. He has served as Interim President/CEO/COO to a large array of companies in manufacturing, distribution, retailing and service industries. In 1979 he joined the predecessor firm and became a partner in 1981. He has been Chairman of the Turnaround Management Association and a member of its Board since prior to 1993. He is also on the Board of Directors of ehomecare.com and Strauss Discount Auto. He serves on the Advisory Committee of Business Executives for National Security in the New York chapter.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information with regard to compensation for services rendered in all capacities to Mrs. Fields by its Chief Executive Officer and the four other most highly compensated executive officers of Mrs. Fields other than the CEO who were serving as executive officers at the end of the last completed fiscal year. Information described in the table reflects compensation earned by such individuals for services with Mrs. Fields or its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                                                                                    Long-Term
                                                     Annual Compensation                        Compensation Award
                                           ------------------------------------    -------------------------------------------
                                                                                                  Securities
                                                                       Other        Restricted    Underlying
                                                                      Annual           Stock       Options/        All Other
                                            Salary      Bonus      Compensation       Award(s)      SARS(1)       Compensation
Name and Principal Position        Year      ($)         ($)           ($)              ($)           (#)              ($)
---------------------------        ----    --------   ---------    ------------     ----------    ----------      ------------
Larry Hodges                       2000    $402,500   $207,500       $    --          $  --           --          $    --
   President and CEO               1999     354,667     87,500         4,410             --           --               --
                                   1998     339,583    150,000         4,833             --           --            471,000 (4)

Mark S. Tanner              (2)    2000     215,977    103,770            --             --           --               --
   Senior Vice President           1999     137,873     20,000            --             --       51,580               --
   and CFO                         1998          --         --            --             --           --               --

Pat Knotts                  (3)    2000     237,782     77,608            --             --           --               --
   Senior Vice President           1999     222,001     43,000            --             --           --               --
   Operations                      1998     191,699     70,000            --             --           --               --

Michael Ward                       2000     183,782     81,200            --             --           --               --
   Senior Vice President           1999     176,113     28,000         2,033             --           --               --
   Gen. Counsel & Secretary        1998     135,385     50,000         1,370             --           --               --

Garry Remington                    2000     197,600     55,328            --             --           --               --
   Senior Vice President           1999     192,533     38,000            --             --           --               --
   Real Estate                     1998     180,000     33,945            --             --           --               --


(1) The stock options for common stock of MFH have 10-year terms and were granted as of June 1999 with an exercise price of $19.72 per share.

(2)  Mr. Tanner resigned from Mrs. Fields on November 16, 2000.

(3) Mr. Knotts resigned from Mrs. Fields on January 13, 2001. MFH bought back his vested shares of stock for $362,693.

(4)  Represents payment under Mrs. Fields Inc. Management Value Creator Plan

OPTION GRANTS AND EXERCISES

     In 1996, the Board of Directors of MFH approved the provisions of a director stock option plan (the "Director Stock Option Plan"), providing for the issuance of common stock, par value $.001 per share, of MFH to directors of Mrs. Fields' Holding, and an employee stock option plan (the "Employee Stock Option Plan" and, together with the Director Stock Option Plan, the "Plans"), providing for the issuance of options to purchase common stock of MFH to officers and other employees of MFH and its subsidiaries, including Mrs. Fields. The Plans provide for the issuance of options to purchase a total of 542,840 shares of common stock of MFH to directors of MFH and officers and employees of Mrs. Fields' Holding's subsidiaries, including Mrs. Fields. Of the total 542,840 option shares available, 466,241 shares, representing approximately 11.6% of the total common stock of MFH on a fully diluted basis, after giving effect to the issuance of stock under the warrants to purchase common stock of MFH and to issuances of stock under options currently issued to directors and employees under the Plans, have been issued. See "Security Ownership of Certain Beneficial Owners and Management."

BOARD COMPENSATION

     The Board of Directors of Mrs. Fields meets regularly on a quarterly basis and more often as required. Board members, other than officers of Mrs. Fields, Mr. Winokur and Mr. Gregory, are compensated for services rendered annually as follows:

     (1)  $12,000 cash; and

     (2) grants of options to purchase common stock of Mrs. Fields' Holding, under the Director Stock Option Plan.

     The Board of Directors of MFH approved the award of options under the Director Stock Option Plan to purchase 1,792 shares of common stock of MFH to each of Messrs. Ferry, Gregory, Lewis, Osnos and Winokur as of January 1, 1998, at an exercise price of $16.74 per share, and the award of options to purchase 634 shares of common stock of MFH as of January 2, 1999, at an exercise price of $19.72 and 634 shares of common stock of MFH as of January 2, 2001 to each of the same directors, with the options of Messrs. Gregory and Winokur being issued to Capricorn.

     The Board members were also offered an opportunity to acquire shares of common stock of MFH under a director stock purchase plan (the "Director Stock Purchase Plan"). Such compensation in shares that would be payable or issuable to Messrs. Winokur and Gregory will be paid to Capricorn. A total of 51,667 vested shares of common stock of MFH and 28,333 restricted shares of common stock of MFH have been issued to directors and officers of Mrs. Fields under the Director Stock Purchase Plan.

BOARD COMMITTEES

     Three functioning committees of the Board have been organized: an Executive Committee, a Compensation Committee and an Audit Committee. Following is a brief description of each of these committees.

     EXECUTIVE COMMITTEE. The Executive Committee is composed of Messrs. Winokur (Chairman), Gregory and Hodges. The purpose of this committee is to act on behalf of the entire Board of Directors between Board meetings.

     COMPENSATION COMMITTEE. The Compensation Committee is composed of Messrs. Gregory (Chairman), Mullin and Lewis. The purpose of this committee is to ensure that Mrs. Fields has a broad plan of executive compensation that is competitive and motivating to the degree that it will attract, hold and inspire performance of managerial and other key personnel of a quality and nature that will enhance the growth and profitability of Mrs. Fields.

     AUDIT COMMITTEE. The Audit Committee is comprised of Messrs. Ferry (Chairman) and Osnos. The purpose of the Audit Committee is to provide assistance to the board of directors in fulfilling their oversight responsibilities relating to the Mrs. Fields financial statements and financial reporting process and internal controls in consultation with Mrs. Fields' independent and internal auditors. The committee also is responsible for ensuring the independent auditor submits a formal written statement to the company regarding relationships and service which may affect the auditors objectivity and independence.

INDEMNIFICATION AND COMPENSATION

     Mrs. Fields' by-Laws authorize Mrs. Fields to indemnify its present and former directors and officers and to pay or reimburse expenses for such individuals in advance of the final disposition of a proceeding upon receipt of an undertaking by or on behalf of such individuals to repay such amounts if so required.

EMPLOYMENT AGREEMENTS

     All of the executive officers are parties to employment agreements with Mrs. Fields. Each employment agreement provides for a period of employment of two years (or three years, in the case of Larry Hodges) from the date of the agreement, subject to termination provisions and to automatic extension of the agreement. Each employment agreement permits the employee to participate in any incentive compensation plan adopted by Mrs. Fields to replace the Fiscal 1994 Incentive Compensation Plan of Mrs. Fields Inc., benefit plans and an equity-based plan or arrangement. If Mrs. Fields terminates employment for cause or if the employee terminates employment without good reason, Mrs. Fields has no further obligation to pay the employee. If Mrs. Fields terminates employment without cause, or the employee terminates employment with good reason, the employee can receive in severance pay the amount equal to the product of his or her then current semi-monthly base salary by the greater of the number of semi-monthly periods from the notice of termination or 36 semi-monthly periods, plus a portion of any discretionary bonus that would otherwise have been payable. The employment agreement prohibits the employee, for a year from the date of termination of employment under the agreement, from becoming an employee, owner, officer, agent or director of a firm or person that directly competes with Mrs. Fields in a line or lines of business of Mrs. Fields that accounts for 10% or more of Mrs. Fields' gross sales, revenues or earnings before taxes. An exception is made for investments of not more than 3% of the equity of a company listed or traded on a national securities exchange or an over-the-counter securities exchange. The employment agreements have customary provisions for vacation, fringe benefits, payment of expenses and automobile allowances. The employees who have employment agreements, and their current base salaries, are:
Larry Hodges, President and Chief Executive Officer, $430,000, Michael Ward, Vice President, General Counsel and Secretary, $225,000 and Garry Remington, Senior Vice President of Real Estate, $197,600.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of the date of this report, all of the capital stock of Mrs. Fields is owned by MFH, whose address is 2855 East Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121. The following table sets forth certain information, as of December 30, 2000, believed by us to be accurate based on information provided to us concerning the beneficial ownership of common stock by each stockholder who is known by Mrs. Fields to own beneficially in excess of 5% of the outstanding common stock, and by each director, Mrs. Fields' Chief Executive Officer, each of Mrs. Fields' other four most highly compensated executive officers and all executive officers and directors as a group, as of December 30, 2000. The stockholders listed below are deemed beneficial owners of common stock of Mrs. Fields as a result of their ownership of common stock of MFH, the owner of 100% of the capital stock of Mrs. Fields. Except as otherwise indicated, all persons listed below have (1) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (2) record and beneficial ownership with respect to their shares. The shares and percentages described below include shares of common stock which were outstanding or issuable within 60 days upon the exercise of options outstanding as of March 30, 2001, and give effect to the exercise of warrants issued by MFH. See "Executive Compensation" and "Board Compensation."

     As of March 30, 2001, there were 28 record holders of common stock of MFH.

                                                                                                 Common Stock
                                                                                     ---------------------------------------
Title of Class                Name of Beneficial Owner                               Number of Shares    Percentage of Class
--------------                --------------------------------------------------     ----------------    -------------------
Common stock, par value       Capricorn Investors II, L.P.  (1) (2) (3) (4).....        3,191,505               86.76%
$0.001 per share,             Herbert S. Winokur (2) (3) (4) (5)................           10,296                0.28%
of Mrs. Fields' Holding       Larry Hodges (2) (3)..............................          136,359                3.71%
                              Peter Mullin (2) (3) (5)..........................           14,787                0.40%
                              Richard Ferry (2) (3).............................           13,941                0.38%
                              Walker Lewis (2) (3)..............................           13,567                0.37%
                              Gilbert Osnos (2) (3).............................           14,316                0.39%
                              Garry Remington (3)...............................           15,408                0.42%
                              Michael Ward (3)..................................           21,656                0.59%

                              All executive officers and directors
                                as a group (9 persons) (2) (3) (4) (5)..........        3,421,539               93.01%

(1)  The address of Capricorn is 30 East Elm Street, Greenwich, CT 06830.

(2) Larry Hodges, Peter Mullin, Richard Ferry, Walker Lewis and Gilbert Osnos are directors of the Company. Herbert Winokur and Nat Gregory are managing member and member, respectively, of Capricorn Holdings, L.L.C., the General Partner of Capricorn, and are directors of Mrs. Fields. See "Management."

(3) The shares and percentages include shares subject to options granted to directors and officers of Mrs. Fields that are currently vested as of March 30, 2001, as follows: Capricorn, 7,134 shares; Mr. Hodges, 105,139 shares; Mr. Mullin, 3,567 shares; Mr. Ferry, 3,567 shares; Mr. Lewis, 3,567 shares; Mr. Osnos, 3,567 shares; Mr. Ward, 21,356 shares; and Mr. Remington, 15,333 shares; all executive officers and directors as a group, 163,230.

(4)  Includes shares beneficially owned by Capricorn.

(5) Includes shares held by Mr. Mullin and Mr. Winokur in an individual retirement account.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     AGREEMENTS WITH DEBBI FIELDS AND AFFILIATES. Mrs. Fields has a license agreement with FSG Holdings, Inc., a Delaware Corporation, under which Debbi Fields has a nonexclusive license to use certain trademarks, names, service marks and logos of Mrs. Fields in connection with book and television series projects. Debbi Fields is required to pay 50% of any gross revenues in excess of $200,000 that she receives from the book and television series projects to Mrs. Fields as a license fee.

     DIRECTOR STOCK PURCHASE PLAN. Each of the directors of Mrs. Fields was offered an opportunity to purchase common stock of Mrs. Fields' Holding under the Director Stock Purchase Plan. Under the Director Stock Purchase Plan, shares of common stock of Mrs. Fields' Holding, either restricted or vested, can be issued to outside directors of Mrs. Fields' Holding and its subsidiaries, including Mrs. Fields. Restricted shares vested 50% on January 1, 1999 and 50% on January 1, 2000. A total of 51,667 vested shares of common stock of Mrs. Fields' Holding and 28,333 restricted shares of common stock of Mrs. Fields' Holding have been issued to directors and officers of Mrs. Fields under the Director Stock Purchase Plan.

     THE PLANS. Under the Employee Stock Option Plan, a committee of the Board is authorized to administer the Employee Stock Option Plan and has the power, among other things, to grant awards to officers and other employees of Mrs. Fields' Holding and its subsidiaries, including Mrs. Fields, of options for common stock of Mrs. Fields' Holding. The Employee Stock Option Plan provides for the issuance of three types of options. Performance vested options were deemed to be vested 20% for fiscal year 1997 and vest an additional 20% per year for each subsequent fiscal year in which there is a 10% increase in the implied valuation of Mrs. Fields, which is equal to the excess of 5.5 times Adjusted EBITDA for such fiscal year over net debt at the end of such fiscal year. Time vested options vest 25% per year on the anniversaries of the dates on which they are granted, and vest in full upon a change of control of Mrs. Fields' Holding or Mrs. Fields. Upside options vest upon the earlier to occur of the expiration of such option and a change of control, in accordance with certain internal rate of return targets:

     (1) if the IRR through the vesting date is less than 20%, the option will not vest;

     (2)  if the IRR is from 20% to 24.99%, the option will vest one-third;

     (3)  if the IRR is from 25% to 29.99%, the option will vest two-thirds; and

     (4)  if the IRR is at least 30%, the option will vest in full.

     IRR means, as of any date, the internal rate of return, determined in accordance with generally accepted practice, on one share of common stock of Mrs. Fields' Holding calculated from September 18, 1996, through the date as of which the determination is being made, using

     (1) a value of $10.00 per share at September 18, 1996 (subject to certain adjustments),

     (2) if the relevant date is the date of a change of control, the value paid under or implicit in the change of control transaction (as determined in good faith by a committee of the Board of Directors), and

     (3) if the relevant date of determination is the expiration of such option, the value determined in good faith based on the implied valuation for the four most recent fiscal quarters for which financial statements are available.

     A total of 492,840 shares of common stock of Mrs. Fields' Holding have been reserved for issuance under the Employee Stock Option Plan. Stock issued under the Employee Stock Option Plan is subject to customary restrictions on transfer.

     Under the Director Stock Option Plan, a committee of the Board is authorized to administer the Director Stock Option Plan and has the power, among other things, to grant awards of options for common stock of Mrs. Fields' Holding to outside directors of Mrs. Fields' Holding and its subsidiaries, including Mrs. Fields. The Director Stock Option Plan provides for the issuance of time vested options, which vest 25% per year on the anniversaries of the dates on which they are granted, and vest in full upon a change of control of Mrs. Fields' Holding or Mrs. Fields. A total of 50,000 shares of common stock of Mrs. Fields' Holding are reserved for issuance under the Director Stock Option Plan. Common stock of Mrs.
Fields' Holding issued under the Director Stock Option Plan is subject to customary restrictions on transfer. Options have been awarded under the Director Stock Option Plan to each of Messrs. Ferry, Gregory, Lewis, Mullin, Osnos and Winokur to purchase 1,792,634 and 634 shares of common stock of Mrs. Fields' Holding as of January 1, 1998, January 1, 1999 and January 2,
2000, at exercise prices of $16.74, $19.72 and $19.72 per share, respectively. Options of Messrs. Gregory and Winokur have been issued to Capricorn.

     THE STOCKHOLDERS' AGREEMENT. Mrs. Fields' Holding has entered into a stockholders' agreement with its stockholders. The stockholders' agreement gives rights of first refusal to Mrs. Fields' Holding if any Mrs. Fields' Holding stockholder receives an offer to purchase common stock of Mrs. Fields' Holding and, if Mrs. Fields' Holding does not exercise its rights, gives the rights of first refusal to other Mrs. Fields' Holding stockholders. In the event of a sale to a third party approved by Capricorn, Capricorn has the right to require the other Mrs. Fields' Holding stockholders to sell their common stock of Mrs. Fields' Holding (the "Drag Along"). If Capricorn sells any common stock of Mrs. Fields' Holding, the other Mrs. Fields' Holding stockholders will have the opportunity to sell their common stock of Mrs. Fields' Holding in proportion to their holdings (the "Tag Along"). The stockholders' agreement also provides for piggyback registration rights for all Mrs. Fields' Holding stockholders, and gives one Mrs. Fields' Holding stockholder demand registration rights. The stockholders' agreement gives Mrs. Fields' Holding the option to purchase all of the common stock of Mrs. Fields' Holding held by an officer or director that holds common stock of Mrs. Fields' Holding if such officer or director is terminated. If an officer or director is terminated other than for cause, the officer or director has the right to sell shares to Mrs. Fields' Holding. The stockholders' agreement provides for customary restrictions on transfer of common stock of Mrs. Fields' Holding. The holders of warrants to purchase common stock of Mrs. Fields' Holding will be subject to the Drag Along and benefit from the Tag Along.

     TCBY MANAGEMENT AGREEMENT. As more fully described under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in connection with the TCBY transaction, we entered into a management agreement with TCBY pursuant to which we manage the day to day operation of TCBY, in return for a fee.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)  FINANCIAL STATEMENTS

          (1) See Item 8 "Financial Statements and Supplementary Data" for a list of the financial statements filed as part of this report.

          (2) The following financial statement schedule for Mrs. Fields' Original Cookies, Inc. is filed as a part of this report

                                                                            PAGE
                                                                            ----
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS.............  76

          (3)  Exhibits Index

               The exhibits filed with or incorporated by reference in this report are listed in the Exhibit Index beginning on page 69.

     (b)  REPORTS FILED ON FORM 8-K DURING THE FOURTH QUARTER

          None

                                  EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------
2.1       Securities Purchase Agreement by and among Cookies USA, Inc., the
          Individuals and Entities Identified Therein as The Sellers and Mrs.
          Fields' Original Cookies, Inc., dated as of August 13, 1998, filed as exhibit 2.3 to the Company's Registration Statement on Form S-4 (No.
          333-67389) and incorporated by reference herein.

2.2       Stock Purchase Agreement among Mrs. Fields' Original Cookies, Inc., as
          Buyer, and Jake Tortorice of Chocolate Chip Cookies of Texas, Inc. as
          Seller filed as Exhibit 2.3 to the 8-K dated September 3, 1998, filed as exhibit 2.3 to the Company's Registration Statement on Form S-4
          (No. 333-67389) and incorporated by reference herein.

2.3       Stock Purchase Agreement among Mrs. Fields' Original Cookies, Inc., as
          Buyer, and Lawrence J. Cohen, Mildred S. Cohen, Jerome E. Mouton,
          Steven J. Bryan and Jason A. Piltzmaker, holders of all outstanding capital stock of Deblan Corporation, as Sellers filed as Exhibit 2.2 to the 8-K dated September 3, 1998, filed as exhibit 2.2 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

2.4       Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc.
          and ASK & MSK Family Limited Partnership-II(B), Ltd. filed as Exhibit
          2.4 to the 8-K dated September 3, 1998, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

2.5       Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc.
          and Crossroads Cookies, Inc. filed as Exhibit 2.5 to the 8-K dated
          September 3, 1998, filed as exhibit 2.1 to the Company's Registration
          Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

2.6       Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc.
          and Hot Barton and Northpark Cookies, Inc. filed as Exhibit 2.6 to the
          8-K dated September 3, 1998, filed as exhibit 2.1 to the Company's
          Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

2.7       Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc.
          and Northpark Cookies, Inc. filed as Exhibit 2.7 to the 8-K dated
          September 3, 1998, filed as exhibit 2.1 to the Company's Registration
          Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

2.8       Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc.
          and Quail Springs Cookies, Inc. filed as Exhibit 2.8 to the 8-K dated
          September 3, 1998, filed as exhibit 2.1 to the Company's Registration
          Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

2.9       Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc.
          and Westgate Cookies, Inc. filed as Exhibit 2.9 to the 8-K dated
          September 3, 1998, filed as exhibit 2.1 to the Company's Registration
          Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

3.1       Restated certificate of Incorporation of Mrs. Fields' Original
          Cookies, Inc., filed as Exhibit 3.1 to the Company's Registration
          Statement on S-4 (No. 333-45179) and incorporated by reference herein.

3.2 By-Laws of Mrs. Fields' Original Cookies, Inc., filed as Exhibit 3.4 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein.

4.1       Indenture, dated as of November 26, 1997, among Mrs. Fields' Original
          Cookies, Inc., The Mrs. Fields' Brand, Inc., and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company's Registration
          Statement on S-4 (No. 333-45179) and incorporated by reference herein.

4.2       Form of Notation of Guarantee (included as Exhibit E to Exhibit 4.1)

4.3       Form of Certificate of Senior Note (included as Exhibit A to Exhibit 4.1)

4.4       First Supplemental Indenture, dated as of August 24, 1998, among Mrs.
          Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., and The
          Bank of New York, as Trustee, filed as exhibit 4.4 to the Company's
          Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

4.5       Second Supplemental Indenture, dated as of August 24, 1998, among Mrs.
          Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., Great
          American Cookie Company, Inc., and The Bank of New York, as trustee, filed as exhibit 4.4 to the Company's Registration Statement on Form
          S-4 (No. 333-67389) and incorporated by reference herein.

4.6       Third Supplemental Indenture, dated as of November 20, 1998, among
          Mrs. Fields' Original Cookies, Inc., Great American Cookie Company,
          Inc., The Mrs. Fields' Brand, Inc., Pretzelmaker Holdings, Inc., and
          The Bank of New York, as a Trustee, filed as exhibit 4.5 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

4.7       Fourth Supplemental Indenture, dated as of December 30, 1998, among
          Mrs. Fields' Original Cookies, Inc., Great American Cookie Company,
          Inc., The Mrs. Fields' Brand, Inc., Pretzelmaker Holdings, Inc., and
          The Bank of New York, as a Trustee, filed as exhibit 4.7 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

4.8       Registration Rights Agreement, dated as of August 24, 1998, among Mrs.
          Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., Great
          American Cookie Company, Inc., Jefferies & Company, Inc. and BT Alex.
          Brown Incorporated, filed as exhibit 4.9 to the Company's Registration
          Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

10.1 Amended and Restated Marketing Agreement, dated as of January 9, 1997, between Mrs. Fields' Original Cookies, Inc. and Coca-Cola USA
          Fountain, filed as Exhibit 10.27 to the Company's Registration
          Statement on S-4 (No. 333-45179) and incorporated by reference herein.

10.2      Amendment, dated December 1, 1997, to Amended and Restated Marketing
          Agreement between Mrs. Fields' Original Cookies, Inc. and Coca-Cola
          USA Fountain, filed as exhibit 10.4 to the Company's Registration
          Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

10.3 Corollary agreement, dated September 21, 1998, to existing marketing agreement, dated as of January 9, 1997 and amended on November 13, 1997 and December 1, 1997 between Mrs. Fields' Original Cookies, Inc.
          and Coca-Cola USA Fountain, filed as exhibit 10.5 to the Company's
          Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

10.4      Employment Agreement, dated as of October 1, 1997, between Michael R.
          Ward and Mrs. Fields' Original Cookies, Inc., filed as Exhibit 10.28 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein.

10.5 Employment Agreement, dated as of October 1, 1997, between Pat Knotts and Mrs. Fields' Original Cookies, Inc., filed as Exhibit 10.29 to the
          Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein.

10.6      Employment Agreement, dated as of July 1, 1996, between Lawrence
          Hodges and Mrs. Fields' Original Cookies, Inc., filed as Exhibit 10.31 the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein.

10.7      Employment Agreement, dated as of July 10, 1997, between Garry
          Remington and Mrs. Fields' Original Cookies, Inc. , filed as exhibit
          10.10 to the Company's Registration Statement on Form S-4 (No.
          333-67389) and incorporated by reference herein.

10.8      Lease Agreement, dated as of February 23, 1993, between The Equitable
          Life Assurance Society of the United States and Mrs. Fields Cookies, filed as Exhibit 10.32 the Company's Registration Statement on S-4
          (No. 333-45179) and incorporated by reference herein.

10.9      Lease Agreement, dated as of October 10, 1995, between The Equitable
          Life Assurance Society of the United States and Mrs. Fields Cookies, filed as Exhibit 10.33 the Company's Registration Statement on S-4
          (No. 333-45179) and incorporated by reference herein.

10.10     Letter of Agreement, dated as of October 1, 1992, between United
          Airlines, Inc. and Mrs. Fields Development Corporation, filed as
          Exhibit 10.34 to the Company's Registration Statement on S-4 (No. 333-
          45179) and incorporated by reference herein.

10.11     Lease Agreement, dated as of January 18, 1998, between 2855 E.
          Cottonwood Parkway, L.C. and Mrs. Fields' Original Cookies, Inc., filed as Exhibit 10.35 to the Company's Registration Statement on S-4
          (No. 333-45179) and incorporated by reference herein.

10.12     Amendment to Supply Agreement, dated as of June 19, 1995 between Van
          Den Bergh Foods Company and Mrs. Fields Inc., filed as Exhibit 10.37 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein.

10.13     License Agreement, dated as of March 1, 1992, between Mrs. Fields
          Development Corporation and Marriott Corporation, filed as Exhibit
          10.40 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein.

10.14     License Agreement, dated as of October 28, 1993 between Mrs. Fields
          Development Corporation and Marriott Management Services, Corp., filed as Exhibit 10.41 to the Company's Registration Statement on S-4 (No.
          333-45170) and incorporated by reference herein.

10.15     Uniform Franchise Offering Circular of Pretzel Time, Inc., filed as
          Exhibit 10.56 to the Company's registration Statement on S-4 (No.
          333-45179), and incorporated by reference herein.

10.16     Uniform Franchise Offering Circular of Great American Cookie Company,
          Inc. as amended on November 24, 1998, filed as Exhibit 2.1 to the Company's registration Statement on S-4 (No. 333-45179), and incorporated by reference herein.

10.17     Assignment of Assets and Assumption of Liabilities Agreement, dated
          July 25, 1997, between H&M Concepts Ltd., Co., and Mrs. Fields'
          Pretzel Concepts, Inc., filed as Exhibit 10.62 to the Company's
          Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein.

10.18     First Amendment to Operating Agreement for UVEST, LLC, dated July 25,
          1997, between Mrs. Fields' Pretzel Concepts, Inc. and NVEST Limited, filed as Exhibit 10.64 to the Company's Registration Statement on S-4
          (No. 333-45179) and incorporated by reference herein.

10.19     First Amendment to Operating Agreement for LV-H&M, L.L.C., Dated July
          25, 1997, between Mrs. Fields' Pretzel Concepts, Inc. and Jean Jensen, filed as Exhibit 10.65 to the Company's Registration Statement on S-4
          (No. 333-45179) and incorporated by reference herein.

10.20     Lease Agreement, dated March 2, 1995, between Price Development
          Company, Limited Partnership and Mrs. Fields Cookies, filed as Exhibit
          10.69 to the Company's Registration Statement on S-4 (No. 333-45179) and incorporated by reference herein.

10.21 Mrs. Fields' Holding Company, Inc. Director Stock Option Plan, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4
          (No. 333-67389) and incorporated by reference herein.

10.22 Mrs. Fields' Holding Company, Inc. Employee Stock Option Plan, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4
          (No. 333-67389) and incorporated by reference herein.

10.23 Mrs. Fields' Holding Company, Inc. Director Stock Purchase Plan, filed as exhibit 2.1 to the Company's Registration Statement on Form S-4
          (No. 333-67389) and incorporated by reference herein.

10.24 Amended and Restated Loan Agreement, dated as of February 28, 1998, between Mrs. Fields' Original Cookies, Inc. and LaSalle National Bank, filed as Exhibit 10.73 to the Company's Registration Statement on S-4
          (No. 333-45179) and incorporated by reference herein.

10.25     Intellectual Property Security Agreement, dated as of February 28,
          1998, between Mrs. Fields' Original Cookies, Inc. and LaSalle National
          Bank, filed as exhibit 10.44 to the Company's Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

10.26     Pledge and Security Agreement, dated as of February 28, 1998, between
          Mrs. Fields' Original Cookies, Inc. and LaSalle National Bank, filed as exhibit 10.45 to the Company's Registration Statement on Form S-4
          (No. 333-67389) and incorporated by reference herein.

10.27     Stockholders' Agreement, dated as of July 17, 1998, between Mrs.
          Fields' Holding Company, Inc. and its Stockholders, filed as exhibit
          10.46 to the Company's Registration Statement on Form S-4 (No.
          333-67389) and incorporated by reference herein.

10.28     Form of Settlement Agreement and Release, by and among Mrs. Fields'
          Original Cookies, Inc., Capricorn Investors II, L.P., a Delaware limited partnership, Great American Cookie Company, Inc., Cookies USA,
          Inc., The Jordan Company, and the Franchisees parties thereto, filed as exhibit 10.47 to the Company's Registration Statement on Form S-4
          (No. 333-67389) and incorporated by reference herein.

10.29     Supply Agreement, dated as of March 30, 1998 between Mrs. Fields'
          Original Cookies, Inc. and LBI Acquisition Corp. d/b/a Pennant Foods, filed as exhibit 10.48 to the Company's Registration Statement on Form
          S-4 (No. 333-67389) and incorporated by reference herein.

10.30*    Trademark license agreement dated January 3, 2000 between The Mrs.
          Fields' Brand, Inc. and Nonni's Food Company, Inc.

10.31*    Purchase agreement dated December 1, 1999 between The Mrs. Fields'
          Brand, Inc. and Nonni's Food Company, Inc.

12.1*     Computation of ratio of earnings to fixed charges of Mrs. Fields'
          Original Cookies, Inc.

21.1*     Subsidiaries of Mrs. Fields' Holding Company, Inc.

99.3      Schedule II - Valuation and Qualifying Accounts


* to be filed by amendment

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MRS. FIELDS' HOLDING COMPANY, INC.




/s/ Larry A.  Hodges                              March 30, 2001
---------------------------------                 --------------
Larry A.  Hodges, President & CEO                     Date





/s/ Michael B. Malan                              March 30, 2001
---------------------------------                 --------------
Michael B. Malan                                      Date
Vice President, Principal
Financial and Accounting Officer

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                      Title                           Date
      ---------                      -----                           ----


/s/ Larry A.  Hodges        President, Chief Executive           March 30, 2001
--------------------------  Officer and Director
(Larry A.  Hodges)


/s/ Michael R.  Ward        Senior Vice President, General       March 30, 2001
--------------------------  Counsel and Secretary
(Michael R.  Ward)



/s/ Herbert S.  Winokur     Chairman of the Board of             March 30, 2001
--------------------------  Directors
(Herbert S.  Winokur)


/s/ Richard M.  Ferry       Director                            March 30, 2001
--------------------------
(Richard M.  Ferry)


/s/ Nathaniel A.  Gregory   Director                            March 30, 2001
--------------------------
(Nathaniel A.  Gregory)


/s/ Walker Lewis            Director                            March 30, 2001
--------------------------
(Walker Lewis)


/s/ Peter W.  Mullin        Director                            March 30, 2001
--------------------------
(Peter W.  Mullin)


/s/ Gilbert C.  Osnos       Director                            March 30, 2001
--------------------------
(Gilbert C.  Osnos)