Form 10-K405/A
period 2000-12-30
MRS FIELDS HOLDING CO INC
filed 2001-05-15
CIK 1071629

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 30, 2000

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

|X| YES        |_| NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The Company had 3,387,019 shares of common stock outstanding at MARCH 30, 2001.

      Documents incorporated by reference: Certain of the Registrant's prior registration statements and reports are incorporated herein by reference thereto in Part IV of this report.

                                EXPLANATORY NOTE

      The purpose of this amendment is to amend and restate Part IV, Item 14 primarily to add exhibits, which were excluded from the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001. Other than such restatement and additions of exhibits and the indication on the cover page to this report that certain documents are incorporated by reference in Part IV of this report, no other changes are made by this amendment and all other information included in the initial filing is unchanged.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a)   FINANCIAL STATEMENTS

            (1) See Item 8 "Financial Statements and Supplementary Data" for a list of the financial statements filed as part of this report.

            (2) The following financial statement schedule for Mrs. Fields' Original Cookies, Inc. is filed as a part of this report

                                                                            PAGE
                                                                            ----

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS..........  76

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

      (b)   REPORTS FILED ON FORM 8-K DURING THE FOURTH QUARTER

            None

                                 EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------

2.1 Securities Purchase Agreement by and among Cookies USA, Inc., the Individuals and Entities Identified Therein as The Sellers and Mrs. Fields' Original Cookies, Inc., dated as of August 13, 1998, filed as
      Exhibit 2.3 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

2.2 Stock Purchase Agreement among Mrs. Fields' Original Cookies, Inc., as Buyer, and Jake Tortorice of Chocolate Chip Cookies of Texas, Inc. as Seller, filed as Exhibit 2.3 to Mrs. Fields' Original Cookies, Inc.'s 8-K dated September 3, 1998, filed as Exhibit 2.3 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

2.3 Stock Purchase Agreement among Mrs. Fields' Original Cookies, Inc., as Buyer, and Lawrence J. Cohen, Mildred S. Cohen, Jerome E. Mouton, Steven
      J. Bryan and Jason A. Piltzmaker, holders of all outstanding capital stock of Deblan Corporation, as Sellers filed as Exhibit 2.2 to Mrs. Fields' Original Cookies, Inc.'s 8-K dated September 3, 1998, filed as Exhibit 2.5 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

2.4 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and ASK & MSK Family Limited Partnership-II(B), Ltd. filed as Exhibit 2.4 to Mrs. Fields' Original Cookies, Inc.'s 8-K dated September 3, 1998, filed as Exhibit 2.6 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

2.5 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Crossroads Cookies, Inc. filed as Exhibit 2.5 to Mrs. Fields' Original Cookies, Inc.'s 8-K dated September 3, 1998, filed as Exhibit 2.7 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

2.6 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Hot Barton and Northpark Cookies, Inc. filed as Exhibit 2.6 to Mrs. Fields' Original Cookies, Inc.'s 8-K dated September 3, 1998, filed as
      Exhibit 2.8 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

2.7 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Northpark Cookies, Inc. filed as Exhibit 2.7 to Mrs. Fields' Original Cookies, Inc.'s 8-K dated September 3, 1998, filed as Exhibit 2.9 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

2.8 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Quail Springs Cookies, Inc. filed as Exhibit 2.8 to Mrs. Fields' Original Cookies, Inc.'s 8-K dated September 3, 1998, filed as Exhibit 2.10 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

2.9 Asset Purchase Agreement between Mrs. Fields' Original Cookies, Inc. and Westgate Cookies, Inc. filed as Exhibit 2.9 to Mrs. Fields' Original Cookies, Inc.'s 8-K dated September 3, 1998, filed as Exhibit 2.11 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

3.1 Restated Certificate of Incorporation of Mrs. Fields' Holding Company, Inc., filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

3.2 By-Laws of Mrs. Fields' Holding Company, Inc., filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

4.1 Indenture, dated as of August 24, 1998, between Mrs. Fields' Holding Company, Inc. and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

4.2 Form of Certificate of Senior Secured Discount Note (included as Exhibit A to Exhibit 4.1).

4.3 Pledge Agreement, dated as of August 24, 1998, by Mrs. Fields' Holding Company, Inc., in favor of The Bank of New York, as Collateral Agent, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

4.4 Registration Rights Agreement, dated as of August 24, 1998, among Mrs. Fields' Holding Company, Inc., Jefferies & Company, Inc. and BT Alex.Brown Incorporated, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

4.5 Indenture, dated as of November 26, 1997, among Mrs. Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., and The Bank of New York, as Trustee, filed as Exhibit 4.5 to the Company's Registration

      Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

4.6   Form of Notation of Guarantee (included as Exhibit E to Exhibit 4.5).

4.7   Form of Certificate of Senior Note (included as Exhibit A to Exhibit 4.1).

4.8 First Supplemental Indenture, dated as of August 24, 1998, among Mrs. Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., and The Bank of New York, as Trustee, filed as Exhibit 4.8 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

4.9 Second Supplemental Indenture, dated as of August 24, 1998, among Mrs. Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., Great American Cookie Company, Inc., and The Bank of New York, as trustee, filed as Exhibit 4.9 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

4.10 Third Supplemental Indenture, dated as of November 20, 1998, among Mrs. Fields' Original Cookies, Inc., Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzelmaker Holdings, Inc., and The Bank of New York, as a Trustee, filed as Exhibit 4.10 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

4.11 Fourth Supplemental Indenture, dated as of December 30, 1998, among Mrs. Fields' Original Cookies, Inc., Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzelmaker Holdings, Inc., and The Bank of New York, as a Trustee, filed as Exhibit 4.12 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

4.12 Fifth Supplemental Indenture, dated as of December 30, 1998, among Mrs. Fields' Original Cookies, Inc., Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzelmaker Holdings, Inc., Pretzel Time, Inc. and The Bank of New York, as a Trustee, filed as Exhibit 4.13 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

4.13 Registration Rights Agreement, dated as of August 24, 1998, among Mrs. Fields' Original Cookies, Inc., The Mrs. Fields' Brand, Inc., Great American Cookie Company, Inc., Jefferies & Company, Inc. and BT Alex. Brown Incorporated, filed as Exhibit 4.11 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

10.1 Asset Purchase Agreement, dated as of August 7, 1996, among Mrs. Fields Development Corporation, The Mrs. Fields' Brand, Inc. and Capricorn Investors II, L.P., filed as Exhibit 10.1 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

10.2 Asset Purchase Agreement, dated as of August 7, 1996, among Mrs. Fields, Inc., Mrs. Fields' Original Cookies, Inc., and Capricorn Investors II, L.P., filed as Exhibit 10.11 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

10.3 Warrant Agreement, dated as of August 24, 1998, between Mrs. Fields' Holding Company, Inc. and The Bank of New York, as Warrant Agent, filed as
      Exhibit 10.3 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

10.4 Warrant Registration Rights Agreement, dated as of August 24, 1998, among Mrs. Fields' Holding Company, Inc., Jefferies & Company, Inc., BT Alex.Brown Incorporated and Capricorn Investors II, L.P., filed as Exhibit

      10.4 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

10.5 Amended and Restated Marketing Agreement, dated as of January 9, 1997, between Mrs. Fields' Original Cookies, Inc. and Coca-Cola USA Fountain, filed as Exhibit 10.27 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

10.6 Amendment, dated December 1, 1997, to Amended and Restated Marketing Agreement between Mrs. Fields' Original Cookies, Inc. and Coca-Cola USA Fountain, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

10.7 Corollary Agreement, dated September 21, 1998, to existing marketing agreement, dated as of January 9, 1997 and amended on November 13, 1997 and December 1, 1997 between Mrs. Fields' Original Cookies, Inc. and Coca-Cola USA Fountain, filed as Exhibit 10.7 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

10.8 Employment Agreement, dated as of October 1, 1997, between Michael R. Ward and Mrs. Fields' Original Cookies, Inc., filed as Exhibit 10.28 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

10.9 Employment Agreement, dated as of October 1, 1997, between Pat Knotts and Mrs. Fields' Original Cookies, Inc., filed as Exhibit 10.29 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

10.10 Employment Agreement, dated as of July 1, 1996, between Lawrence Hodges and Mrs. Fields' Original Cookies, Inc., filed as Exhibit 10.31 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

10.11 Employment Agreement, dated as of July 10, 1997, between Garry Remington and Mrs. Fields' Original Cookies, Inc., filed as Exhibit 10.12 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

10.12 Lease Agreement, dated as of February 23, 1993, between The Equitable Life Assurance Society of the United States and Mrs. Fields Cookies, filed as
      Exhibit 10.32 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

10.13 Lease Agreement, dated as of October 10, 1995, between The Equitable Life Assurance Society of the United States and Mrs. Fields Cookies, filed as
      Exhibit 10.33 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

10.14 Letter of Agreement, dated as of October 1, 1992, between United Airlines, Inc. and Mrs. Fields Development Corporation, filed as Exhibit 10.34 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

10.15 Lease Agreement, dated as of January 18, 1998, between 2855 E. Cottonwood Parkway, L.C. and Mrs. Fields' Original Cookies, Inc., filed as Exhibit
      10.35 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

10.16 Amendment to Supply Agreement, dated as of June 19, 1995 between Van

      Den Bergh Foods Company and Mrs. Fields Inc., filed as Exhibit 10.37 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

10.17 License Agreement, dated as of March 1, 1992, between Mrs. Fields Development Corporation and Marriott Corporation, filed as Exhibit 10.40 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

10.18 License Agreement, dated as of October 28, 1993 between Mrs. Fields Development Corporation and Marriott Management Services, Corp., filed as
      Exhibit 10.41 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-45170) and incorporated by reference herein.

10.19 Uniform Franchise Offering Circular of Pretzel Time, Inc., filed as
      Exhibit 10.32 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

10.20 Uniform Franchise Offering Circular of Great American Cookie Company, Inc. as amended on November 24, 1998, filed as Exhibit 10.33 to Mrs. Fields' Original Cookies, Inc.'s registration Statement on Form S-4 (No. 333-67389), and incorporated by reference herein.

10.21 Assignment of Assets and Assumption of Liabilities Agreement, dated July 25, 1997, between H&M Concepts Ltd., Co., and Mrs. Fields' Pretzel Concepts, Inc., filed as Exhibit 10.62 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

10.22 First Amendment to Operating Agreement for UVEST, LLC, dated July 25, 1997, between Mrs. Fields' Pretzel Concepts, Inc. and NVEST Limited, filed as Exhibit 10.64 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

10.23 First Amendment to Operating Agreement for LV-H&M, L.L.C., dated July 25, 1997, between Mrs. Fields' Pretzel Concepts, Inc. and Jean Jensen, filed as Exhibit 10.65 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

10.24 Lease Agreement, dated March 2, 1995, between Price Development Company, Limited Partnership and Mrs. Fields Cookies, filed as Exhibit 10.69 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

10.25 Mrs. Fields' Holding Company, Inc. Director Stock Option Plan, filed as
      Exhibit 10.42 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

10.26 Mrs. Fields' Holding Company, Inc. Employee Stock Option Plan, filed as
      Exhibit 10.43 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

10.27 Mrs. Fields' Holding Company, Inc. Director Stock Purchase Plan, filed as
      Exhibit 10.44 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

10.28 Amended and Restated Loan Agreement, dated as of February 28, 1998, between Mrs. Fields' Original Cookies, Inc. and LaSalle National Bank, filed as Exhibit 10.73 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-45179) and incorporated by reference herein.

10.29 Intellectual Property Security Agreement, dated as of February 28,

      1998, between Mrs. Fields' Original Cookies, Inc. and LaSalle National Bank, filed as Exhibit 10.44 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

10.30 Pledge and Security Agreement, dated as of February 28, 1998, between Mrs. Fields' Original Cookies, Inc. and LaSalle National Bank, filed as Exhibit
      10.45 to Mrs. Fields' Original Cookies, Inc.'s Registration Statement on Form S-4 (No. 333-67389) and incorporated by reference herein.

10.31 Stockholders' Agreement, dated as of July 17, 1998, between Mrs. Fields' Holding Company, Inc. and its Stockholders, filed as Exhibit 10.48 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

10.32 Form of Settlement Agreement and Release, by and among Mrs. Fields' Original Cookies, Inc., Capricorn Investors II, L.P., a Delaware limited partnership, Great American Cookie Company, Inc., Cookies USA, Inc., The Jordan Company, and the Franchisees parties thereto, filed as Exhibit
      10.49 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

10.33 Supply Agreement, dated as of March 30, 1998 between Mrs. Fields' Original Cookies, Inc. and LBI Acquisition Corp. d/b/a Pennant Foods, filed as
      Exhibit 10.50 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

10.34 Trademark License Agreement, dated as of January 3, 2000, between The Mrs. Fields' Brand, Inc. and Nonni's Food Company, Inc., filed as Exhibit 10.30 to Mrs. Fields' Original Cookies, Inc.'s Annual Report on Form 10-K filed on March 30, 2000 and incorporated by reference herein.

10.35 Purchase Agreement, dated December 1, 1999, between The Mrs. Fields' Brand, Inc. and Nonni's Food Company, Inc., filed as Exhibit 10.31 to Mrs. Fields' Original Cookies, Inc.'s Annual Report on Form 10-K filed on March 30, 2000 and incorporated by reference herein.

10.36 First Amendment to Amended and Restated Loan Agreement, dated as of July 31, 1998, by and between Mrs. Fields' Original Cookies Inc. and LaSalle National Bank, filed as Exhibit 10.51 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

10.37 Second Amendment to Amended and Restated Loan Agreement, dated as of April 1, 1999, by and between Mrs. Fields' Original Cookies Inc. and LaSalle National Bank, filed as Exhibit 10.52 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

10.38 Third Amendment to Amended and Restated Loan Agreement, dated as of February 1, 2000, by and between Mrs. Fields' Original Cookies Inc. and LaSalle National Bank, filed as Exhibit 10.53 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

10.39 Management Agreement, dated as of May 31, 2000, by and among Mrs. Fields' Original Cookies Inc., TCBY Holding Company, Inc. and TCBY Systems, LLC, filed as Exhibit 10.54 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-67393) and incorporated by reference herein.

10.40 Amendment No. 1 to Management Agreement, dated as of December 22, 2000, by and among Mrs. Fields' Original Cookies Inc., TCBY Holding Company, Inc. and TCBY Systems, LLC.

10.41 Fourth Amendment to Amended and Restated Loan Agreement, dated as of

      April 2, 2000, by and between Mrs. Fields' Original Cookies Inc. and LaSalle National Bank.

10.42 Fifth Amendment to Amended and Restated Loan Agreement, dated as of March 30, 2001, by and between Mrs. Fields' Original Cookies Inc. and LaSalle National Bank.

10.43 Tax Allocation Agreement, dated as of September 28, 1998 by and between Mrs. Fields' Holding Company, Inc. and all of its direct and indirect subsidiaries

10.44 Trademark License Agreement, dated as of February 21, 2001, between The Mrs. Fields' Brand, Inc. and Nonni's Food Company, Inc.

10.45 Amendment Number One, dated as of December 28, 2000, to Purchase Agreement, dated December 1, 1999, between The Mrs. Fields' Brand, Inc. and Nonni's Food Company, Inc.

12.1 Computation of ratio of earnings to fixed charges of Mrs. Fields' Holding Company, Inc.

21.1  Subsidiaries of Mrs. Fields' Holding Company, Inc.

99.3  Schedule II - Valuation and Qualifying Accounts

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS' HOLDING COMPANY, INC.


/s/ Larry A. Hodges                               May 15, 2001
---------------------------------                 --------------
Larry A. Hodges, President & CEO                      Date