Form 10-Q
period 2001-03-31
MRS FIELDS HOLDING CO INC
filed 2001-05-15
CIK 1071629

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:     MARCH 31, 2001

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Transition Period from             to
                               -----------    -----------

Commission File Number: 333-67393




                                           MRS. FIELDS' HOLDING COMPANY, INC.
                                           ----------------------------------
                                   (Exact name of registrant specified in its charter)


                    DELAWARE                                                             87-0563475
------------------------------------------------------                     ---------------------------------------
   (State or other jurisdiction of incorporation or                           (IRS employer identification no.)
    organization)


     2855 EAST COTTONWOOD PARKWAY, SUITE 400
               SALT LAKE CITY, UTAH                                                       84121-7050
------------------------------------------------------                     ---------------------------------------
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

                                X  yes         no
                               ---         ---

The registrant had 3,497,221 shares of common stock, $0.001 par value, outstanding at May 15, 2001.

              MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION


ITEM 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of  March 31, 2001 and December 30, 2000................  3

          Condensed Consolidated Statements of Operations for the 13 Weeks
           Ended March 31, 2001 and April 1, 2000..........................................................  5

          Condensed Consolidated Statements of Cash Flows for the 13 Weeks
           Ended March 31, 2001 and April 1, 2000..........................................................  6

          Notes to Condensed Consolidated Financial Statements.............................................  7

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations............ 12

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk........................................ 16



PART II.   OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................................................ 17

ITEM 6.   Exhibits and Reports on Form 8-K................................................................. 17


                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                March 31,    December 30,
                                                                                  2001          2000
                                                                               ----------    ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                  $    4,330     $    4,690
    Accounts receivable, net of allowance for doubtful accounts
       of $610 and $547, respectively                                               3,074          4,471
    Amounts due from franchisees and licensees, net of allowance
       for doubtful accounts of $735 and $758, respectively                         7,154          4,353
    Amounts due from affiliates                                                       704            365
    Inventories                                                                     4,551          4,760
    Prepaid rent and other                                                          3,191            555
                                                                               ----------     ----------
              Total current assets                                                 23,004         19,194
                                                                               ----------     ----------

PROPERTY AND EQUIPMENT, at cost:
    Leasehold improvements                                                         34,058         31,984
    Equipment and fixtures                                                         24,353         26,477
    Land                                                                              240            240
                                                                               ----------     ----------
                                                                                   58,651         58,701
    Less accumulated depreciation and amortization                                (32,490)       (31,630)
                                                                               ----------     ----------
              Net property and equipment                                           26,161         27,071
                                                                               ----------     ----------

GOODWILL, net of accumulated amortization of $35,787 and
    $33,584, respectively
                                                                                  118,158        121,000
                                                                               ----------     ----------

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated
    amortization of $5,551 and $4,993, respectively                                12,988         12,129
                                                                               ----------     ----------

DEFERRED LOAN COSTS, net of accumulated amortization of
    $8,446 and $7,684, respectively                                                 8,668         10,044
                                                                               ----------     ----------
OTHER ASSETS                                                                        1,024          1,440
                                                                               ----------     ----------
                                                                               $  190,003     $  190,878
                                                                               ==========     ==========

           The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                       March 31,    December 30,
                                                                         2001           2000
                                                                     -----------    -----------
CURRENT LIABILITIES:
   Current portion of long-term debt                                 $     1,398    $     1,381
   Current portion of capital lease obligations                              967            970
   Bank overdraft                                                          7,460          2,920
   Bank borrowings under the line of credit                                3,490             --
   Accounts payable                                                        3,592         10,052
   Accrued liabilities                                                     3,364          4,456
   Current portion of store closure reserve                                1,197          1,498
   Accrued salaries, wages and benefits                                    3,344          3,936
   Accrued interest payable                                                4,785          1,142
   Sales tax payable                                                         682          1,156
   Deferred credits                                                           82            249
                                                                     -----------    -----------
              Total current liabilities                                   30,361         27,760

LONG-TERM DEBT, net of current portion                                   164,591        184,306

STORE CLOSURE RESERVE, net of current portion                              2,206          2,281

CAPITAL LEASE OBLIGATIONS, net of current portion                          1,172          1,412
                                                                     -----------    -----------
              Total liabilities                                          198,330        215,759
                                                                     -----------    -----------

MANDATORILY REDEEMABLE CUMULATIVE 16.5% PREFERRED
   STOCK, aggregate liquidation preference of $14,723,
   20,000 shares authorized and issued, and 14,723 shares
   outstanding as of March 31, 2001                                       12,303              -
                                                                     -----------    -----------
MINORITY INTEREST                                                             43             51
                                                                     -----------    -----------
STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value; 5,000,000 shares authorized and 3,497,221 and 3,387,019 shares outstanding,
       respectively                                                            3              3
    Additional paid-in capital                                            41,350         38,816
    Deferred compensation expense                                            (95)          (118)
    Accumulated deficit                                                  (61,817)       (63,547)
    Accumulated other comprehensive loss                                    (114)           (86)
                                                                     -----------    -----------
              Total stockholders' deficit                                (20,673)       (24,932)
                                                                     -----------    -----------
                                                                     $   190,003    $   190,878
                                                                     ===========    ===========


    The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                      MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                               13 Weeks Ended          13 Weeks Ended
                                                                               March 31, 2001           April 1, 2000
                                                                               --------------           -------------
REVENUES:
    Net store and food sales                                                      $ 33,302                 $ 33,796
    Franchising                                                                      5,737                    5,946
    Management fee                                                                   3,365                        -
    Licensing and other                                                              2,212                      160
                                                                                  --------                 --------
       Total revenues                                                               44,616                   39,902
                                                                                  --------                 --------

OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs                                               18,464                   18,320
    Cost of sales                                                                   10,646                   10,967
    General and administrative                                                       7,395                    5,121
    Depreciation and amortization                                                    5,432                    5,670
                                                                                  --------                 --------
       Total operating costs and expenses                                           41,937                   40,078
                                                                                  --------                 --------

          Income (loss) from operations                                              2,679                     (176)
                                                                                  --------                 --------

OTHER INCOME (EXPENSE), net:
    Interest expense                                                                (5,946)                  (6,138)
    Interest income                                                                     25                       23
    Other, net                                                                           9                      (32)
                                                                                  --------                 --------
       Total other expense, net                                                     (5,912)                  (6,147)
                                                                                  --------                 --------

          Loss before provision for income taxes, minority
             interest, extraordinary item and redeemable preferred
             stock dividends and accretion                                          (3,233)                  (6,323)

PROVISION FOR INCOME TAXES                                                              (6)                      (8)
                                                                                  --------                 --------

          Loss before minority interest, extraordinary item, and
              redeemable preferred stock dividends and accretion                    (3,239)                  (6,331)

MINORITY INTEREST                                                                        2                       (3)
                                                                                  --------                 --------

          Net loss before extraordinary item and preferred stock
              dividends and accretion                                               (3,237)                  (6,334)

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT                                   5,343                        -
                                                                                  --------                 --------
          Net income (loss)                                                          2,106                   (6,334)

LESS REDEEMABLE PREFERRED STOCK DIVIDENDS AND ACCRETION                               (188)                       -
                                                                                  --------                 --------

          Net income (loss) applicable to common shares                           $  1,918                 $ (6,334)
                                                                                  ========                 ========

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
          Net loss before extraordinary item                                      $  (1.00)                $  (1.87)
          Extraordinary item                                                          1.56                        -
                                                                                  --------                 --------
          Net income (loss) per common share                                      $   0.56                 $  (1.87)
                                                                                  ========                 ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                 3,417                    3,387
                                                                                  ========                 ========

COMPREHENSIVE INCOME (LOSS):
    Net income (loss )                                                            $  1,918                 $ (6,334)
    Foreign currency translation adjustment                                            (28)                       -
                                                                                  --------                 --------
          Comprehensive income (loss)                                             $  1,890                 $ (6,334)
                                                                                  ========                 ========


                      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                         MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       (DOLLARS IN THOUSANDS)



                                                                                         13 Weeks Ended          13 Weeks Ended
                                                                                         March 31, 2001           April 1, 2000
                                                                                         --------------          --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                        $   1,918               $ (6,334)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Extraordinary gain                                                                    (5,343)                     -
         Depreciation and amortization                                                          5,432                  5,670
         Amortization of deferred loan costs and accretion of loan discount                     2,365                  2,233
         Deferred Compensation                                                                    131                      -
         Loss on sale of assets                                                                    16                    351
         Minority interest                                                                         (8)                     3
         Changes in operating assets and liabilities:
               Accounts receivable, net                                                         1,397                    258
               Amounts due from franchisees and licensees, net                                 (2,801)                  (412)
               Amounts due from affiliates                                                       (339)                    -
               Inventories                                                                        209                    413
               Prepaid rent and other                                                          (2,636)                (1,670)
               Accounts payable                                                                (6,460)                (4,771)
               Store closure reserve                                                             (376)                  (546)
               Accrued liabilities                                                             (1,103)                  (169)
               Accrued salaries, wages and benefits                                              (592)                   (92)
               Accrued interest payable                                                         3,643                  3,677
               Sales tax payable                                                                 (474)                  (368)
               Deferred credits                                                                  (167)                   (10)
               Other                                                                             (334)                   132
                                                                                            ---------               --------
                  Net cash used in operating activities                                        (5,522)                (1,635)
                                                                                            ---------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                         (1,917)                (1,192)
    Proceeds from the sale of assets                                                                6                      -
                                                                                            ---------               --------
                  Net cash used in investing activities                                        (1,911)                (1,192)
                                                                                            ---------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction of long-term debt                                                               (15,227)                  (225)
    Bank overdraft                                                                              4,540                      -
    Borrowings under the line of credit                                                         3,490                      -
    Principal payments on capital lease obligations                                              (243)                  (233)
    Payment of debt financing costs                                                                 -                    (19)
    Issuance (reduction) in preferred stock                                                    14,541                 (1,070)
                                                                                            ---------               --------
                  Net cash provided by (used in) financing activities                           7,101                 (1,547)
                                                                                            ---------               --------

    Effect of foreign exchange rates                                                              (28)                     -
                                                                                            ---------               --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (360)                (4,374)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                            4,690                  4,919
                                                                                            ---------               --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                              $   4,330               $    545
                                                                                            =========               ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                                 $     250               $    228
     Cash paid for income taxes                                                                   157                    120


                      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               MRS. FIELD'S HOLDING COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Holding Company, Inc. and subsidiaries ("Mrs. Fields' Holding" or the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial position of Mrs. Fields' Holding as of March 31, 2001 and December 30, 2000, and the results of its operations and its cash flows for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2000 contained in Mrs. Fields' Holding's annual report on Form 10-K.

     The results of operations for the 13 weeks ended March 31, 2001 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 29, 2001.

     Mrs. Fields' Holding is a majority owned subsidiary of Capricorn Investors II, L.P. ("Capricorn"). Mrs. Fields' Holding is a holding company and does not have any material operations other than ownership of all of the capital stock of Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields") and the operation of 20 Pretzel Time stores recently acquired from a franchisee.

(2)  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period's condensed consolidated financial statements to conform with the current period's presentation.

(3)  STORE CLOSURE RESERVE

     Mrs. Fields' Holding's management reviews the historical and projected operating performance of its stores on a periodic basis to identify under performing stores for impairment of net property investment or for targeted closing. The Company's policy is to recognize a loss for that portion of the net property investment determined to be impaired. Additionally, when a store is identified for targeted closing, either as part of a business combination or ongoing operations, the Company's policy is to record a reserve for the costs of closing the store, which are predominately estimated lease termination costs. Lease termination costs include both one-time settlement payments and continued contractual payments over the term of the original lease agreement where no settlement can be resolved with the landlord. As a result, although the exit plans were completed by the end of fiscal year 2000, a portion of the store closure reserve will remain until all cash payments have been made. The Company does not accrue for future expected operating losses. If and when a reserve that was established as part of purchase accounting is not fully utilized, the Company reduces the reserve to zero and goodwill is adjusted for the corresponding amount. As of March 31, 2001, the remaining store closure reserve was $3.4 million.

                      MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                        (UNAUDITED)
                                 (DOLLARS IN THOUSANDS)

The following table presents a summary of the activity in the store closure reserve during the 13 weeks ended March 31, 2001 and April 1, 2000:

                                 MRS. FIELDS INC. AND
                                    ORIGINAL COOKIE              H&M CANADA                    PRETZEL TIME
                                ------------------------- ---------------------------  ---------------------------
                                  BUSINESS     COMPANY-     BUSINESS      COMPANY-      BUSINESS       COMPANY-
                                COMBINATION     OWNED     COMBINATION      OWNED       COMBINATION      OWNED
                                    AND         STORES        AND          STORES          AND          STORES
                                SUBSEQUENT    UNRELATED    SUBSEQUENT    UNRELATED TO   SUBSEQUENT    UNRELATED TO
                                ADJUSTMENTS  ACQUISITIONS  ADJUSTMENTS   ACQUISITION   ADJUSTMENTS    ACQUISITION
                                -----------  ------------  -----------   -----------   -----------    -----------
Balance, December 30, 2000....    $  863        $1,219        $359           $ 85           $ 65          $ -

Utilization for the 13 weeks
   Ended March 31, 2001.......       (93)         (129)        (27)           (21)           (10)           -
                                  ------        ------        ----           ----           ----          ---
Balance, March 31, 2001.......    $  770        $1,090        $332           $ 64           $ 55          $ -
                                  ======        ======        ====           ====           ====          ===

Balance, January 1, 2000......    $1,614        $1,581        $536           $294           $109          $86

Utilization for the 13 weeks
   ended April 1, 2000........       (89)         (174)        (48)           (29)             -            -
                                  ------        ------        ----           ----           ----          ---
Balance, April 1, 2000........    $1,525        $1,407        $488           $265           $109          $86
                                  ======        ======        ====           ====           ====          ===


                                GREAT AMERICAN COOKIES           PRETZELMAKER                      CONSOLIDATED
                              ---------------------------   ------------------------  -----------------------------------------
                                                                                          TOTAL       TOTAL
                                 BUSINESS      COMPANY-      BUSINESS     COMPANY-      BUSINESS     COMPANY-
                               COMBINATION      OWNED       COMBINATION    OWNED      COMBINATION     OWNED       TOTAL BUSINESS
                                   AND          STORES          AND        STORES          AND        STORES       COMBINATIONS
                               SUBSEQUENT    UNRELATED TO   SUBSEQUENT   UNRELATED TO  SUBSEQUENT   UNRELATED TO   AND COMPANY-
                               ADJUSTMENTS   ACQUISITION    ADJUSTMENTS  ACQUISITION   ADJUSTMENTS  ACQUISITIONS   OWNED STORES
                               -----------   ------------   -----------  ------------  -----------  -------------  ------------
Balance, December 30, 2000....    $1,113          $  -          $ 75         $  -         $2,475       $1,304          $3,779

Utilization for the 13 weeks
   Ended March 31, 2001.......       (89)            -            (7)           -           (226)        (150)           (376)
                                  ------          ----          ----         ----         ------        ------          ------
Balance, March 31, 2001.......    $1,024          $  -          $ 68         $  -         $2,249        $1,154          $3,403
                                  ======          ====          ====         ====         ======       ======          ======

Balance, January 1, 2000......    $1,674          $545          $105         $650         $4,038       $3,156          $7,194

Utilization for the 13 weeks
   ended April 1, 2000........      (157)          (30)          (19)           -           (313)        (233)           (546)
                                  ------          ----          ----         ----         ------        ------          ------
Balance, April 1, 2000........    $1,517          $515          $ 86         $650         $3,725       $2,923          $6,648
                                  ======          ====          ====         ====         ======       ======          ======

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     The following table presents a summary of activity for stores originally identified to be closed or franchised in connection with the applicable business combination for the 13 weeks ended April 1, 2000. All such stores were closed, franchised or removed from the store closure plan during fiscal 2000.


                                       MRS. FIELDS INC. AND
                                          ORIGINAL COOKIE           GREAT AMERICAN COOKIES           CONSOLIDATED
                                       -----------------------      -----------------------     ----------------------
                                        TO BE         TO BE         TO BE          TO BE         TO BE         TO BE
                                       CLOSED       FRANCHISED      CLOSED       FRANCHISED     CLOSED      FRANCHISED
                                       ------       ----------      ------       ----------     ------      ----------

Balance, January 1, 2000............      -            14             6           1             6            15
Stores closed, franchised, or
removed during the 13 weeks ended
April 1, 2000.......................      -            (1)            -           -             -            (1)
                                       ------      ----------      ------     ----------     ------      ----------
Balance, April 1, 2000 .............      -            13             6           1             6            14
                                       ======      ==========      ======     ==========     =======     ==========



     The following table presents a summary of activity for stores Mrs. Fields' Holding identified to be closed or franchised that were not originally identified to be closed or franchised in connection with a business combination for the 13 weeks ended April 1, 2000. All such store were closed, franchised or removed from the store closure plan in fiscal 2000.

                                        MRS. FIELDS INC. AND
                                          ORIGINAL COOKIE               PRETZEL TIME              CONSOLIDATED
                                       -----------------------      ---------------------     ----------------------
                                        TO BE         TO BE         TO BE        TO BE         TO BE         TO BE
                                       CLOSED       FRANCHISED      CLOSED     FRANCHISED     CLOSED      FRANCHISED
                                       ------       ----------      ------     ----------     ------      ----------

Balance, January 1, 2000............      3             4             -           1             3             5
Stores closed, franchised, or
removed during the 13 weeks ended
April 1, 2000.......................     (1)           (1)            -          (1)           (1)           (2)
                                       ------      ----------      ------     ----------     ------      ----------
Balance, April 1, 2000..............      2             3             -           -             2             3
                                       ======      ==========      ======     ==========     =======     ==========



(4)  TCBY MANAGEMENT AGREEMENT

     In connection with the acquisition of TCBY Enterprises, Inc. (together with its parent company and its parent company's subsidiaries, "TCBY") on June 1, 2000, by Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P. ("Capricorn"), Mrs. Fields' Holding's approximately 90% stockholder, the Company entered into a Management Agreement (the "TCBY Management Agreement") with TCBY, pursuant to which the corporate and administrative functions of TCBY were transferred to the Company. The Company also oversees the sale of new TCBY franchises and monitors the activities of TCBY franchisees. Under the TCBY Management Agreement, the Company has agreed to manage and operate TCBY's business and pay specified operating and other costs of TCBY in exchange for an annual management fee of $12.7 million in fiscal 2001. The management fee is paid by TCBY semi-monthly and adjusted annually.

     In accordance with the terms and conditions of the TCBY Management Agreement, Mrs. Fields' Holding and TCBY share costs savings obtained through the joint purchase of ingredients, supplies and services and Mrs. Fields' Holding is eligible to receive a portion of the anticipated cost savings in connection with the expected outsourcing of TCBY's yogurt and ice cream manufacturing requirements. During the 13 weeks ended March 31, 2001, Mrs. Fields' Holding recorded approximately $190,000 in revenues related to the cost savings provision of the Management Agreement.

     The Company will also be entitled to receive a fee of approximately $2.4 million from TCBY for reimbursement of expenses incurred on behalf of TCBY and one-time transition costs incurred in the transfer of management

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

functions of TCBY from Little Rock, Arkansas to Salt Lake City, Utah, if TCBY is successful in selling its existing dairy processing plant for net proceeds sufficient to retire debt associated with the plant or upon sufficient cash being available from the excess working capital of the dairy processing plant.

     During the 13 weeks ended March 31, 2001, the Company capitalized $30,000 of franchise fees to TCBY as intangible assets.

(5)  PREFERRED STOCK ISSUANCE AND DEBT EXTINGUISHMENT

     In March 2001, the Company issued 14,723 shares of 16.5% Cumulative Preferred Stock due 2006 (the "Preferred Stock") at a price of $1,000 per share for net proceeds of approximately $14.5 million in a private offering (the "Offering"). In connection with the Offering, the Company issued 110,201 shares of common stock, which have been recorded as a discount to the Preferred Stock based upon the relative fair values of the respective securities. Dividends are cumulative and payable in arrears on January 30, April 30, July 30 and October 30 of each year. Dividends accrue at 16.5% per annum of the liquidation preference and are payable through an increase in the liquidation preference. The Preferred Stock matures on June 1, 2006 and will entitle the holder to cash of $2,222, per preferred share, which will be the liquidation preference then in effect plus accumulated dividends. The Company's ability to retire such shares at maturity is subject to its having sufficient funds available as well as its compliance with the Company's Indenture related to the Notes and may be restricted under other debt arrangements of the Company in effect at the time of maturity.

     The net proceeds from the Offering were used to repurchase approximately $27.1 million principal amount of the Company's 14% Senior Secured Discounts Notes for approximately $14.5 million. Approximately $11.5 million of the principal amount repurchased was purchased from the Company's majority stockholder, who had recently acquired the notes from a third party. The balance of the notes were purchased directly from a third party. The terms upon which the notes were repurchased were substantially identical for both the Company's majority stockholder and the third party. The Company recorded a $5.3 million extraordinary gain on the retirement of all of the notes repurchased, net of the write-off of the related debt issuance costs and original issue discount, during the 13 weeks ended March 31, 2001.

(6)  REPORTABLE SEGMENTS

     Management evaluates performance at Mrs. Fields' Holding using two reportable operating segments; namely, (1) company-owned stores and related activity and (2) franchising and licensing activity. The segments are determined by revenue source; direct sales or royalties and license fees. The company-owned stores segment consists of both cookie and pretzel stores owned and operated by Mrs. Fields' Holding and sales from its catalog/e-tailing business. The franchising and licensing segment consists of cookie and pretzel stores, which are owned and operated by third parties who pay Mrs. Fields' Holding an initial franchise fee and monthly royalties based on a percentage of gross sales, sales of cookie dough manufactured by the Company to its franchisees and other licensing activity not related to cookie or pretzel stores. Sales and transfers between segments are eliminated in consolidation.

     Mrs. Fields' Holding evaluates the performance of each segment based on contribution margin. Contribution margin is computed as the difference between the revenues generated by a reportable segment and the selling and store occupancy costs and cost of sales related to that reportable segment. It is used as a measure of the operating performance of an operating segment. Mrs. Fields' Holding does not allocate any revenue generated from the TCBY management fee, general and administrative expense, other income (expense), interest expense, or depreciation and amortization of assets to its reportable operating segments. Mrs. Fields' Holding does not separate the costs incurred while performing activities for the TCBY management agreement from costs of operating Mrs. Fields' Holding, as most of Mrs. Fields' Holding's employees support both companies, therefore the activity for managing TCBY is not

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

reported as a separate segment. Segment revenue and contribution margin are presented in the following table (dollars in thousands).

                                                   Company-Owned Stores,        Franchising,
                                                    including Catalog/           Licensing,
                                                         e-tailing                and Other            Total
                                                   ---------------------        ------------           -----

13 WEEKS ENDED MARCH 31, 2001

Segment revenues                                           $33,302                 $7,949             $41,251
Contribution margin                                          5,093                  7,048              12,141

13 WEEKS ENDED APRIL 1, 2000

Segment revenues                                           $33,796                 $6,106             $39,902
Contribution margin                                          5,656                  4,959              10,615


     The reconciliation of contribution margin to net income
(loss) is as follows (dollars in thousands):

                                                        13 Weeks Ended            13 Weeks Ended
                                                        March 31, 2001             April 1, 2000
                                                        --------------            --------------

Contribution margin                                         $12,141                   $10,615
Management fee revenue                                        3,365                         -
General and administrative expense                           (7,395)                   (5,121)
                                                        --------------            --------------
    EBITDA (1)                                                8,111                     5,494
Depreciation and amortization                                (5,432)                   (5,670)
Interest expense                                             (5,946)                   (6,138)
Other, net                                                     (158)                      (20)
                                                        --------------            --------------
    Net loss before extraordinary item                       (3,425)                   (6,334)
Extraordinary item                                            5,343                         -
                                                        --------------            --------------
    Net income (loss)                                        $1,918                   $(6,334)
                                                        ==============            ==============


(1) EBITDA consists of earnings before depreciation, amortization, interest, income taxes, minority interest and other income or expense. EBITDA is not intended to represent cash flows from operations as defined by accounting principles generally accepted in the United States and should not be considered as an alternative to net income (loss) as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA has been included in this presentation because it is one of the indicators by which Mrs. Fields' Holding assesses its financial performance and its capacity to service its debt.

Geographic segment information is as follows (dollars in thousands):

                                                 Domestic        International       Domestic      International
                                              Company-Owned      Company-Owned     Franchising      Franchising
                                                 Stores             Stores        and Licensing    and Licensing
                                              -------------      -------------    -------------    -------------

Total revenues
--------------
13 weeks ended March 31, 2001                    $33,299              $3              $7,885            $64
13 weeks ended April 1, 2000                      33,796               -               6,025             81


     Revenues from international franchising and licensing are generated from Canada and Australia with no other countries having material representation. Revenues from international company-owned stores and income from foreign operations are immaterial.

     One customer who manufactures and sells ready to eat cookies, under our registered trademarks, accounted for 25.6 percent, or $2.0 million, of the licensing and other revenue during the 13 weeks ended March 31, 2001. No customers accounted for more than 10 percent of Mrs. Fields' Holding's total revenues or individual segment's revenues during the 13 weeks ended April 1, 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

OVERVIEW

     Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding"), is a majority owned subsidiary of Capricorn Investors II, L.P. ("Capricorn"). Mrs. Fields' Holding is a holding company and does not have any material operations other than ownership of all of the capital stock of Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields") and 20 Pretzel Time stores held in three subsidiaries; namely, Peachtree Pretzel Time, Inc., Sunshine Pretzel Time, Inc. and DMBC, Inc. Mrs. Fields has eight wholly owned operating subisidaries; namely, Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzel Time, Inc., Pretzelmaker Holdings, Inc., Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada), H&M Canada, and Pretzelmaker of Canada; and three partially owned subsidiaries.

     Mrs. Fields' Holding, through its Mrs. Fields subsidiary, primarily operates and franchises retail stores, which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of March 31, 2001, Mrs. Fields' Holding owned and operated 143 Mrs. Fields Cookies stores, 68 Original Cookie Company stores, 94 Great American Cookies stores, 43 Hot Sam Pretzels stores, 93 Pretzel Time stores and 5 Pretzelmaker stores in the United States. Additionally, Mrs. Fields' Holding has franchised or licensed 842 stores in the United States and 118 stores in several other countries.

     Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P., Mrs. Fields' Holding's majority stockholder, acquired TCBY Enterprises, Inc. ("TCBY"), a retail snack food company in 2000.

     In connection with the acquisition, Mrs. Fields' Holding entered into a Management Agreement (the "TCBY Management Agreement") with TCBY Holding Company, Inc., the parent company of TCBY, and TCBY Systems, LLC, a wholly owned subsidiary of TCBY, pursuant to which the corporate and administrative functions of TCBY were transferred to Mrs. Fields' Holding. Under the TCBY Management Agreement, Mrs. Fields' Holding has agreed to manage and operate TCBY's business, and pay specified operating and other costs of TCBY (including specified costs associated with expenses incurred on behalf of TCBY and the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah), in exchange for a management fee paid by TCBY semi-monthly. Revenue generated from the management fee is reported under the caption "Management fee revenue" on the statement of operations.

     Mrs. Fields' Holding's business follows seasonal trends and is also affected by climate and weather conditions which in turn affects mall traffic. Because Mrs. Fields' Holding's stores are heavily concentrated in shopping malls, Mrs. Fields' Holding's sales performance is significantly dependent on the performance of those malls. Mrs. Fields' Holding typically experiences its highest revenues in the fourth quarter of the calendar year due to the holiday season.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields' Holding and percentage changes from period to period. Data in the table reflect the consolidated results of Mrs. Fields' Holding for the 13 weeks ended March 31, 2001 and April 1, 2000 (dollars in thousands).




                                                    For the 13 Weeks Ended            Change
                                                    ----------------------             from
                                               March 31, 2001    April 1, 2000     2000 TO 2001
                                               --------------    -------------     ------------
STATEMENT OF OPERATIONS DATA:

REVENUES:
     Net store and food sales..........        $    33,302       $    33,796            (1.5)%
     Franchising.......................              5,737             5,946            (3.5)
     Management fee revenue............              3,365                 -
     Licensing and other...............              2,212               160
                                               --------------    -------------
       Total revenues..................             44,616            39,902            11.8
                                               --------------    -------------

OPERATING COSTS AND EXPENSES:
     Selling and store occupancy costs.             18,464            18,320             0.8
     Cost of sales.....................             10,646            10,967            (2.9)
     General and administrative........              7,395             5,121            44.4
     Depreciation and amortization.....              5,432             5,670            (4.2)
                                               --------------    -------------
       Total operating costs and
           expenses....................             41,937            40,078             4.6
                                               --------------    -------------

OTHER INCOME (EXPENSE):
     Interest expense..................             (5,946)           (6,138)           (3.1)
     Interest income...................                 25                23            (8.7)
     Other, net........................               (183)              (43)
                                               --------------    -------------
       Total other, net................             (6,104)           (6,158)           (0.9)
                                               --------------    -------------
       Net loss before extraordinary
           item........................             (3,425)           (6,334)          (45.9)
     Extraordinary item................              5,343                 -
                                               --------------    -------------
       Net income (loss)...............        $     1,918       $    (6,334)
                                               ==============    =============




13 WEEKS ENDED MARCH 31, 2001 COMPARED TO THE 13 WEEKS ENDED APRIL 1, 2000

     As of March 31, 2001, there were 446 Company-owned stores and 960 franchised or licensed stores in operation. The store activity for the 13 weeks ended March 31, 2001 and April 1, 2000 is summarized as follows:




    COMPANY-OWNED AND FRANCHISED OR LICENSED STORE ACTIVITY          MARCH 31, 2001             APRIL 1, 2000
                                                                  ----------------------    -----------------------
                                                                  COMPANY-    FRANCHISED    COMPANY-     FRANCHISED
                                                                   OWNED     OR LICENSED     OWNED      OR LICENSED
                                                                  --------   -----------    --------    -----------
    Stores open as of the beginning of the 13 weeks ended            440         951          462           981
      Stores opened (including relocations)                           17          29            3            35
      Stores closed (including relocations)                           (9)        (22)         (13)          (41)
      Stores sold to franchisees                                      (3)          3           (3)            3
      Non-continuing (exit plan) stores closed                         -           -           (1)            -
      Non-continuing (exit plan) stores franchised                     -           -           (3)            3
      Stores acquired from franchisees                                 1          (1)           1            (1)
                                                                  --------   -----------    --------    -----------
    Stores open as of the end of the 13 weeks ended                  446         960          446           980
                                                                  ========   ===========    ========    ===========


REVENUES

         NET STORE AND FOOD SALES. Total net store sales decreased $494,000, or
1.5 percent, from $33.8 million to $33.3 million for the 13 weeks ended March 31, 2001 compared to the 13 weeks ended April 1, 2000. The decrease was due primarily to having 22, or 4.8 percent, fewer stores open at the beginning of the quarter for fiscal 2001 compared to the fiscal quarter in 2000. Sales increased 0.3 percent for mall stores that had been open one year or more when compared to the same prior year period. Mail order sales for the 13 weeks ended March 31, 2001 increased $585,000, or 40.9 percent, compared to the 13 weeks ended April 1, 2000.

         FRANCHISING REVENUES. Franchising revenues decreased $209,000 or 3.5 percent, from $5.9 million to $5.7 million for the 13 weeks ended March 31, 2001 compared to the 13 weeks ended April 1, 2000. Franchising revenues were negatively impacted primarily by lower initial franchise fees in the current period and 20, or 2.0 percent, fewer franchised stores open at March 31, 2001. Sales of cookie dough to Great American franchisees were flat during the current quarter when compared to the prior year period.

         MANAGEMENT FEE REVENUE. The Company received management fee revenue of $3.2 million during the current quarter to manage TCBY, which was acquired by an affiliate of the Company on June 1, 2000. Additionally, during the 13 weeks ended March 31, 2001, the Company recorded approximately $190,000 in revenues related to the cost saving arrangement included in the management agreement. There was no management fee revenue or cost savings recognized for the 13 weeks ended April 1, 2000.

         LICENSING AND OTHER REVENUES. Licensing revenues increased $2.1 million, from $160,000 to $2.2 million for the 13 weeks ended March 31, 2001 compared to the 13 weeks ended April 1, 2000. During the 13 weeks ended March 31, 2001, the company received $950,000 in revenues as a result of an agreement with a national manufacturer of cookies for the sale of some of the Company's cookie recipes for use in limited specific retail channels and geographic locations. The remaining increase is due to royalties received under license agreements entered into in 2000.

OPERATING COSTS AND EXPENSES

         SELLING AND STORE OCCUPANCY COSTS. Total selling and store occupancy costs increased $144,000 or 0.8 percent, from $18.3 million to $18.5 million for the 13 weeks ended March 31, 2001 compared to the 13 weeks ended April 1, 2000. The increase is attributable to rent escalation.

         COST OF SALES. Total cost of sales decreased $321,000 or 2.9 percent, from $11.0 million to $10.6 million for the 13 weeks ended March 31, 2001 compared to the 13 weeks ended April 1, 2000. This decrease was primarily the result of a reduction in cookie stores which have a higher cost of production, in comparison to an increase in pretzel stores which have a lower cost of production.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $2.3 million, or 44.4 percent, from $5.1 million to $7.4 million for the 13 weeks ended March 31, 2001 compared to the 13 weeks ended April 1, 2000. The increase in general and administrative expenses was primarily attributable to costs associated with managing TCBY under the management agreement discussed above. The Company expects general and administrative costs to continue at the current level as it manages and operates TCBY's business. However, these increased costs will be offset by the management fee revenue received from TCBY.

         DEPRECIATION AND AMORTIZATION. Total depreciation and amortization expense decreased by $238,000, or 4.2 percent, from $5.7 million to $5.4 million for the 13 weeks ended March 31, 2001 compared to the 13 weeks ended April 1, 2000. The decrease is primarily due to the impairment of certain store assets during fiscal 2000 which resulted in lower depreciation during the 13 weeks ended March 31, 2001.

         TOTAL OTHER. Interest income and expense for the 13 weeks ended March 31, 2001 were comparable to the 13 weeks ended April 1, 2000. Total other increased by $140,000, from $43,000 to $183,000 for the 13 weeks ended March 31, 2001 compared to the 13 weeks ended April 1, 2000. The decrease is primarily attributable to $188,000 in expense related to the preferred stock issuance during the 13 weeks ended March 31, 2001. There was no preferred stock expense during the 13 weeks ended April, 1, 2000.

         EXTRAORDINARY ITEM. The Company recognized an extraordinary gain in the amount of $5.3 million during the 13 weeks ended March 31, 2001 in connection with the preferred stock issuance and debt extinguishment.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL

     Mrs. Fields' Holding's principal sources of liquidity are cash flows from operating activities, cash on hand and available borrowings under Mrs. Fields' Holding's existing revolving credit facility. As of March 31, 2001, Mrs. Fields' Holding had $4.3 million of cash and cash equivalents on hand and approximately $4.7 million additional borrowings available under its revolving credit facility. Mrs. Fields' Holding expects to use its existing cash, cash flows from operating activities and its credit facility to provide working capital, finance capital expenditures and to meet debt service requirements, including the June 1, 2001 interest payment of approximately $7.0 million on its long term debt. Based on current operations, Mrs. Fields' Holding believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes on both a short and long-term basis. There can be no assurance, however, that Mrs. Fields' Holding's business will continue to generate cash flows at or above current levels.

MARCH 31, 2001 COMPARED TO DECEMBER 30, 2000

     As of March 31, 2001, Mrs. Fields' Holding had liquid assets (cash and cash equivalents and receivables) of $15.3 million, an increase of 10.0 percent, or $1.4 million, from December 30, 2000 when liquid assets were $13.9 million. Cash decreased $360,000 or 7.7 percent, to $4.3 million at March 31, 2001 from $4.7 million at December 30, 2000. Total receivables at March 31, 2001 were higher due to slower collections and due to an increase in the receivable from TCBY related to cost savings sharing and the management fee.

     Mrs. Fields' Holding's working capital deficit decreased by $1.2 million, or 14.1 percent, to a deficit of $7.4 million at March 31, 2001 from a deficit $8.6 million at December 30, 2000. This decrease is due to a $3.8 million increase in current assets, primarily balances due from franchisees and licensees and prepaid expenses, compared to a $2.6 million increase in current liabilities, primarily bank overdraft, bank borrowings under the line of credit and accrued interest.

     Long-term assets decreased $5.7 million, or 3.3 percent, to $166.0 million at March 31, 2001 from $171.7 million at December 30, 2000. This decrease was primarily the result of scheduled depreciation and amortization of property and equipment, goodwill and deferred loan costs.

     Mrs. Fields' Holding's operating activities utilized cash of $5.5 million for the 13 weeks ended March 31, 2001, primarily from the payments of expenses incurred during the busy holiday season in December 2000, but not paid until January.

     Mrs. Fields' Holding utilized $1.9 million of cash in investing activities during the 13 weeks ended March 31, 2001, primarily for capital expenditures relating to store remodels and renovations.

     Mrs. Fields' Holding generated $7.1 million in cash from financing activities during the 13 weeks ended March 31, 2001, primarily due to the reduction in long term debt and issuance of common and preferred stock.

     The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories; however, the increase in Mrs. Fields' franchise and license business does require the Company to carry a receivable from our franchisees and licensees. Mrs. Fields' Holding continually invests in its business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce Mrs. Fields' Holding's working capital. During the 13 weeks ended March 31, 2001 and April 1, 2000, Mrs. Fields' Holding expended cash of $2.0 million and $1.2 million, respectively, for capital assets. The Company expects to expend a total of approximately $14.0 million for capital assets in 2001. Management anticipates that these expenditures will be funded with cash generated from operating activities and short-term borrowings under its credit facility as needed.

INFLATION

     The impact of inflation on the earnings of the business has not been significant in recent years. Most of Mrs. Fields' Holding's leases contain escalation clauses (however, such leases are accounted for on a straight-line basis as required by accounting principles generally accepted in the United States, which minimizes fluctuations in operating income) and many of Mrs. Fields' Holding's employees are paid hourly wages at the Federal minimum wage level. Minimum wage increases will negatively impact Mrs. Fields' Holding's payroll costs in the short term, but management believes such impact can be offset in the long term through operational efficiency gains and, if necessary, through product price increases.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for the Company's fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivative instruments as either assets or liabilities in the condensed consolidated balance sheet and measure those instruments at fair value. The Company adopted SFAS 133, as amended, during the first quarter of fiscal 2001. The adoption did not have a material impact on the Company's results of operations, financial position or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no significant changes in market risks since the end of the Company's December 30, 2000 year. For more information, please read the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 30, 2000.

FORWARD-LOOKING INFORMATION

     This report contains certain forward-looking statements based on our current expectations and projections about future events, developed from the information currently available to us. The forward-looking statements include, among other things, our expectations and estimates about Mrs. Fields' Holding's future financial performance, including growth in net sales and earnings, cash flows from operating activities, capital expenditures, the ability to refinance indebtedness. These forward-looking statements are subject to risks, uncertainties and assumptions, including the following:

- Our ability to continue integrating the businesses of companies acquired with Mrs. Fields' Holding and to realize the expected ongoing benefits and cost savings from our acquisitions;
-    Our ability to meet our debt and interest obligations,
-    Performance by franchisees and licensees;
- Difficulties or delays in developing and introducing anticipated new products or failure of customers to accept new product offerings;
- Changes in consumer preferences and our ability to adequately anticipate such changes;
-    The seasonal nature of our operations;
-    Changes in general economic and business conditions;
- Actions by competitors, including new product offerings and marketing and promotional successes;
- Claims which might be made against Mrs. Fields' Holding, including product liability claims;
- Changes in business strategy, new product lines, changes in raw ingredient and employee labor costs;
-    Changes in our relationships with our franchisees and licensees; and
-    Changes in mall customer traffic.



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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       None

(b)    FORMS 8-K

       On March 8, 2001 Mrs. Fields' Holding Company, Inc. filed on Form 8-K under item 5 a current report regarding the completion of the repurchase on March 6, 2001 of approximately $17.9 million principal amount of 14% Senior Secured Discount Notes of the Company, which were subsequently cancelled.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





MRS. FIELDS' HOLDING COMPANY, INC.




/s/ LARRY A. HODGES                                             MAY 15, 2001
--------------------------------------------                    ------------
LARRY A. HODGES, PRESIDENT & CEO                                DATE



/s/ SANDRA M. BUFFA                                             MAY 15, 2001
--------------------------------------------                    ------------
SANDRA M. BUFFA, SENIOR VICE PRESIDENT, CHIEF FINANCIAL         DATE
OFFICER AND TREASURER
(CHIEF FINANCIAL AND PRINCIPAL ACCOUNTING OFFICER)