Form 10-Q
period 2001-06-30
MRS FIELDS HOLDING CO INC
filed 2001-08-14
CIK 1071629

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: JUNE 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to
                               -----------    -------------

Commission File Number: 333-67393


                       MRS. FIELDS' HOLDING COMPANY, INC.
               (Exact name of registrant specified in its charter)

          DELAWARE                                        87-0563475
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)


2855 EAST COTTONWOOD PARKWAY, SUITE 400
        SALT LAKE CITY, UTAH                          84121-7050
---------------------------------------               ----------
(Address of principal executive offices)              (Zip code)


                                 (801) 736-5600
                                 ---------------
              (Registrant's telephone number, including area code)

                                      N/A
                                     -----
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                /X/ yes    / / no

The registrant had 3,497,221 shares of common stock, $0.001 par value, outstanding at August 14, 2001.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of June 30, 2001
          and December 30, 2000 ............................................   3

        Condensed Consolidated Statements of Operations for the 13 Weeks
          Ended June 30, 2001 and July 1, 2000 .............................   5

        Condensed Consolidated Statements of Operations for the 26 Weeks
          Ended June 30, 2001 and July 1, 2000 .............................   6

        Condensed Consolidated Statements of Cash Flows for the 26 Weeks
          Ended June 30, 2001 and July 1, 2000 .............................   7

        Notes to Condensed Consolidated Financial Statements ...............   8

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................  14

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk ..........  20


PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings ..................................................  21

ITEM 6. Exhibits and Reports on Form 8-K ...................................  21


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                  JUNE 30,       DECEMBER 30,
                                                                    2001            2000
                                                                  ---------      -----------
CURRENT ASSETS:
    Cash and cash equivalents ..............................      $   2,384       $   4,690
    Accounts receivable, net of allowance for
     doubtful accounts of $521 and $547, respectively ......          1,703           4,471
    Amounts due from franchisees and licensees, net
     of allowance for doubtful accounts of $491
     and $758, respectively ................................          5,110           4,353
    Amounts due from affiliates ............................          1,696             365
    Inventories ............................................          4,572           4,760
    Prepaid rent and other .................................          3,113             555
                                                                  ---------       ---------
                  Total current assets .....................         18,578          19,194
                                                                  ---------       ---------
PROPERTY AND EQUIPMENT, at cost:
    Leasehold improvements .................................         35,268          31,984
    Equipment and fixtures .................................         25,788          26,477
    Land ...................................................            240             240
                                                                  ---------       ---------
                                                                     61,296          58,701
    Less accumulated depreciation and amortization .........        (34,975)        (31,630)
                                                                  ---------       ---------
                  Net property and equipment ...............         26,321          27,071
                                                                  ---------       ---------
GOODWILL, net of accumulated amortization
    of $38,828 and $33,584, respectively ...................        114,869         121,000
                                                                  ---------       ---------
TRADEMARKS AND OTHER INTANGIBLES, net of
    accumulated amortization of $5,962 and
    $4,993, respectively ...................................         12,607          12,129
                                                                  ---------       ---------
DEFERRED LOAN COSTS, net of accumulated
    amortization of $8,057 and $7,684, respectively ........          8,039          10,044
                                                                  ---------       ---------
OTHER ASSETS ...............................................            734           1,440
                                                                  ---------       ---------
                                                                  $ 181,148       $ 190,878
                                                                  =========       =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                   JUNE 30,      DECEMBER 30,
                                                                    2001            2000
                                                                  ---------      -----------
CURRENT LIABILITIES:
    Bank overdraft .........................................      $   6,753       $   2,920
    Line of credit .........................................          4,230              --
    Current portion of capital lease obligations ...........            965             970
    Current portion of long-term debt ......................          1,643           1,381
    Accounts payable .......................................          4,869          10,052
    Accrued liabilities ....................................          3,107           4,456
    Accrued salaries, wages and benefits ...................          3,746           3,936
    Accrued interest payable ...............................          1,215           1,142
    Current portion of store closure reserve ...............            842           1,498
    Sales tax payable ......................................            709           1,156
    Deferred credits .......................................            429             249
                                                                  ---------       ---------
                Total current liabilities ..................         28,508          27,760

LONG-TERM DEBT, net of current portion .....................        165,035         184,306

STORE CLOSURE RESERVE, net of current portion ..............          2,009           2,281

CAPITAL LEASE OBLIGATIONS, net of current portion ..........            927           1,412
                                                                  ---------       ---------
                Total liabilities ..........................        196,479         215,759
                                                                  ---------       ---------
MANDATORILY REDEEMABLE CUMULATIVE 16.5% PREFERRED
       STOCK, aggregate liquidation preference of
       $14,723, 20,000 shares authorized, 14,723 shares
       outstanding as of June 30, 2001 .....................         13,177              --
                                                                  ---------       ---------
MINORITY INTEREST ..........................................             37              51
                                                                  ---------       ---------
STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value; 5,000,000 shares
        authorized and 3,497,221 and 3,387,019
        shares outstanding, respectively ...................              4               3
    Additional paid-in capital .............................         41,211          38,816
    Deferred compensation expense ..........................            (95)           (118)
    Accumulated deficit ....................................        (69,545)        (63,547)
    Accumulated other comprehensive loss ...................           (120)            (86)
                                                                  ---------       ---------
                Total stockholders' deficit ................        (28,545)        (24,932)
                                                                  ---------       ---------
                                                                  $ 181,148       $ 190,878
                                                                  =========       =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    13 WEEKS ENDED       13 WEEKS ENDED
                                                                    JUNE 30, 2001         JULY 1, 2000
                                                                    --------------       --------------
REVENUES:
   Net store and food sales ................................         $    32,085          $    32,639
   Franchising .............................................               5,789                6,097
   Management fee ..........................................               2,910                1,333
   Licensing and other .....................................                 293                  201
                                                                     -----------          -----------
      Total revenues .......................................              41,077               40,270
                                                                     -----------          -----------
OPERATING COSTS AND EXPENSES:
   Selling and store occupancy costs .......................              18,506               18,387
   Cost of sales ...........................................              10,812               11,034
   General and administrative ..............................               7,357                6,339
   Store closure benefit ...................................                (175)                (200)
   Depreciation and amortization ...........................               6,581                6,342
                                                                     -----------          -----------
      Total operating costs and expenses ...................              43,081               41,902
                                                                     -----------          -----------
         Loss from operations ..............................              (2,004)              (1,632)
                                                                     -----------          -----------
OTHER INCOME (EXPENSE), net:
   Interest expense ........................................              (5,287)              (6,330)
   Interest income .........................................                  10                   22
   Other income, net .......................................                  95                   97
                                                                     -----------          -----------
      Total other expense, net .............................              (5,182)              (6,211)
                                                                     -----------          -----------
         Loss before provision for income taxes,
            minority interest and redeemable preferred stock
            dividends and accretion ........................              (7,186)              (7,843)
PROVISION FOR INCOME TAXES .................................                  (7)                  (7)
                                                                     -----------          -----------
         Loss before minority interest and redeemable
            preferred stock dividends and accretion ........              (7,193)              (7,850)
MINORITY INTEREST ..........................................                   2                  (12)
                                                                     -----------          -----------
         Loss before preferred stock dividends and
           accretion .......................................              (7,191)              (7,862)

LESS REDEEMABLE PREFERRED STOCK DIVIDENDS AND ACCRETION ....                (725)                  --
                                                                     -----------          -----------
         Net loss applicable to common shares ..,,..........         $    (7,916)         $    (7,862)
                                                                     ===========          ===========
BASIC AND DILUTED LOSS PER COMMON SHARE.....................         $     (2.26)         $     (2.32)
                                                                     ===========          ===========
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING ................................................               3,497                3,387
                                                                     ===========          ===========
COMPREHENSIVE LOSS:
   Net loss applicable to common shares.....................         $    (7,916)         $    (7,862)
   Foreign currency translation adjustment .................                 (34)                 (75)
                                                                     -----------          -----------
         Comprehensive loss ................................         $    (7,950)         $    (7,937)
                                                                     ===========          ===========


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     26 WEEKS ENDED       26 WEEKS ENDED
                                                                     JUNE 30, 2001         JULY 1, 2000
                                                                     --------------       --------------
REVENUES:
   Net store and food sales .................................         $    65,387          $    66,435
   Franchising ..............................................              11,526               12,043
   Management fee ...........................................               6,275                1,333
   Licensing and other ......................................               2,505                  361
                                                                      -----------          -----------
      Total revenues ........................................              85,693               80,172
                                                                      -----------          -----------
OPERATING COSTS AND EXPENSES:
   Selling and store occupancy costs ........................              36,970               36,707
   Cost of sales ............................................              21,458               22,001
   General and administrative ...............................              14,752               11,460
   Store closure benefit ....................................                (175)                (200)
   Depreciation and amortization ............................              12,013               12,012
                                                                      -----------          -----------
      Total operating costs and expenses ....................              85,010               81,980
                                                                      -----------          -----------
         Income (loss) from operations ......................                 675               (1,808)
                                                                      -----------          -----------
OTHER INCOME (EXPENSE), net:
   Interest expense .........................................             (11,233)             (12,468)
   Interest income ..........................................                  35                   45
   Other income, net ........................................                 104                   65
                                                                      -----------          -----------
      Total other expense, net ..............................             (11,094)             (12,358)
                                                                      -----------          -----------
         Loss before provision for income taxes, minority
            interest, extraordinary item and redeemable
            preferred stock dividends and accretion .........             (10,419)             (14,166)
PROVISION FOR INCOME TAXES ..................................                 (13)                 (15)
                                                                      -----------          -----------
         Loss before minority interest, extraordinary
            item, and redeemable preferred stock
            dividends and accretion .........................             (10,432)             (14,181)
MINORITY INTEREST ...........................................                   4                  (15)
                                                                      -----------          -----------
         Loss before extraordinary item and preferred
            stock dividends and accretion ...................             (10,428)             (14,196)
EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT ..........               5,343                   --
                                                                      -----------          -----------
         Net loss ...........................................              (5,085)             (14,196)
LESS REDEEMABLE PREFERRED STOCK DIVIDENDS AND ACCRETION .....                (913)                  --
                                                                      -----------          -----------
         Net loss applicable to common shares ...............         $    (5,998)         $   (14,196)
                                                                      ===========          ===========
BASIC AND DILUTED LOSS PER COMMON SHARE:
         Net loss before extraordinary item .................         $     (3.29)         $     (4.19)
         Extraordinary item .................................                1.55                   --
                                                                      -----------          -----------
         Net loss per common share ..........................         $     (1.74)         $     (4.19)
                                                                      ===========          ===========
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING .................................................               3,457            3,387,019
                                                                      ===========          ===========
COMPREHENSIVE LOSS:
   Net loss applicable to common shares .....................         $    (5,998)         $   (14,196)
   Foreign currency translation adjustment ..................                 (34)                 (75)
                                                                      -----------          -----------
          Comprehensive loss ................................         $    (6,032)         $   (14,271)
                                                                      ===========          ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                           26 WEEKS ENDED    26 WEEKS ENDED
                                                                                           JUNE 30, 2001      JULY 1, 2000
                                                                                           --------------    --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .........................................................................         $ (5,085)         $(14,196)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
           Extraordinary gain .......................................................           (5,343)               --
           Depreciation and amortization ............................................           12,013            12,012
           Amortization of deferred loan costs and discounts on notes ...............            4,513             4,486
           Deferred compensation ....................................................              261                --
           Gain on sale of assets ...................................................              (99)              511
           Minority interest ........................................................              (14)               15
           Changes in operating assets and liabilities: .............................                                 --
                 Accounts receivable, net ...........................................           (2,768)              472
                 Amounts due from franchisees and licensees, net ....................             (757)             (130)
                 Amounts due from affiliates ........................................           (1,331)               --
                 Inventories ........................................................             (188)              276
                 Prepaid rent and other .............................................           (2,558)             (186)
                 Accounts payable ...................................................           (5,183)           (2,884)
                 Store closure reserve ..............................................             (928)           (1,325)
                 Accrued liabilities ................................................           (1,350)               --
                 Accrued salaries, wages and benefits ...............................             (190)              (73)
                 Accrued interest payable ...........................................               73              (199)
                 Sales tax payable ..................................................             (447)             (383)
                 Deferred credits ...................................................              180               (35)
                 Other ..............................................................             (171)              (36)
                                                                                              --------          --------
                     Net cash used in operating activities ..........................           13,406            (1,675)
                                                                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ..............................................            5,191            (2,529)
    Proceeds from the sale of assets ................................................              439                --
                                                                                              --------          --------
                     Net cash used in investing activities ..........................           (4,752)           (2,529)
                                                                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction of long-term debt .....................................................          (15,948)             (414)
    Bank overdraft ..................................................................            3,833                --
    Borrowings under the line of credit .............................................            4,230             3,550
    Principal payments on capital lease obligations .................................             (490)             (457)
    Payment of debt financing costs .................................................             (226)             (474)
    Issuance (reduction) in preferred stock .........................................           14,541            (1,070)
                                                                                              --------          --------
                     Net cash provided by financing activities ......................            5,940             1,135
                                                                                              --------          --------

    Effect of foreign exchange rates ................................................              (34)              (75)
                                                                                              --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...........................................           (2,306)           (3,144)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ................................            4,690             4,919
                                                                                              --------          --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ......................................         $  2,384          $  1,775
                                                                                              ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest ........................................................         $  7,430          $  7,817
                                                                                              ========          ========
      Cash paid for income taxes ....................................................         $    157          $    124
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

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Holding Company, Inc. and subsidiaries ("Mrs. Fields' Holding" or the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields' Holding as of June 30, 2001 and December 30, 2000, and the results of its operations and its cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2000 contained in Mrs. Fields' Holding's annual report on Form 10-K.

     The results of operations for the 13 and 26 weeks ended June 30, 2001 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 29, 2001.

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

(3)  STORE CLOSURE RESERVE

     Mrs. Fields' Holding's management reviews the historical and projected operating performance of its stores on a periodic basis to identify under-performing stores for impairment of net property investment or for targeted closing. The Company's policy is to recognize a loss for that portion of the net property investment determined to be impaired. Additionally, when a store is identified for targeted closing, either as part of a business combination or ongoing operations, the Company's policy is to record a reserve for the costs of closing the store, which are predominately estimated lease termination costs. Lease termination costs include both one-time settlement payments and continued contractual payments over the term of the original lease agreement where no settlement can be resolved with the landlord. As a result, although the exit plans were completed by the end of fiscal year 2000, a portion of the store closure reserve will remain until all cash payments have been made. The Company does not accrue for future expected operating losses. If and when a reserve that was established as part of purchase accounting is not fully utilized, the Company reduces the reserve to zero and goodwill is adjusted for the corresponding amount. As of June 30, 2001, the remaining store closure reserve was $2.9 million.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

     The following table presents a summary of the activity in the store closure reserve during the 26 weeks ended June 30, 2001 and July 1, 2000:

                              MRS. FIELDS INC. AND
                                ORIGINAL COOKIE                  H&M                   PRETZEL TIME          GREAT AMERICAN COOKIES
                           -------------------------  -------------------------  -------------------------  ------------------------

                             BUSINESS     COMPANY-      BUSINESS     COMPANY-     BUSINESS      COMPANY-      BUSINESS     COMPANY-
                           COMBINATION     OWNED      COMBINATION     OWNED      COMBINATION     OWNED      COMBINATION     OWNED
                               AND         STORES         AND        STORES          AND         STORES         AND        STORES
                           SUBSEQUENT   UNRELATED TO  SUBSEQUENT   UNRELATED TO  SUBSEQUENT   UNRELATED TO  SUBSEQUENT  UNRELATED TO
                           ADJUSTMENTS  ACQUISITIONS  ADJUSTMENTS  ACQUISITIONS  ADJUSTMENTS  ACQUISITIONS  ADJUSTMENTS ACQUISITIONS
                           -----------  ------------  -----------  ------------  -----------  ------------  -----------  -----------
Balance,
 December 30, 2000 .....    $   863       $ 1,219       $   359       $    85       $    65       $    --      $ 1,113     $    --

Reversal during the
 26 weeks ended
 June 30, 2001 .........       (280)           (7)           (9)           (5)           (2)           --           --          --

Utilization for the
 26 weeks ended
 June 30, 2001 .........       (205)         (227)          (39)          (33)          (18)           --         (197)         --

Additional reserves
 for continuing
 company-owned and
 franchised stores
 targeted for closures..         20            34            --            --            --            --           --          --
                            -------       -------       -------       -------       -------       -------      -------     -------
Balance,
 June 30, 2001 .........    $   398       $ 1,019       $   311       $    47       $    45       $    --      $   916     $    --
                            =======       =======       =======       =======       =======       =======      =======     =======
Balance,
 January 1, 2000 .......    $ 1,164       $ 1,581       $   536       $   294       $   109       $    86      $ 1,674     $   545
Reversal during the
 26 weeks ended
 July 1, 2000 ..........         --            --            --            --            --            --           --          --

Utilization for the
 26 weeks ended
 July 1, 2000 ..........       (218)         (312)          (57)         (120)          (22)           --         (233)       (130)
                            -------       -------       -------       -------       -------       -------      -------     -------
Balance,
 July 1, 2000 ..........    $ 1,396       $ 1,269       $   479       $   174       $    87       $    86      $ 1,441     $   415
                            =======       =======       =======       =======       =======       =======      =======     =======


                                    PRETZELMAKER                        CONSOLIDATED
                             -------------------------   ------------------------------------------
                                                             TOTAL         TOTAL
                               BUSINESS      COMPANY-      BUSINESS      COMPANY-         TOTAL
                             COMBINATIONS     OWNED      COMBINATIONS     OWNED         BUSINESS
                                 AND          STORES         AND          STORES       COMBINATIONS
                             SUBSEQUENT    UNRELATED TO  SUBSEQUENT    UNRELATED TO    AND COMPANY-
                             ADJUSTMENTS   ACQUISITIONS  ADJUSTMENTS   ACQUISITIONS    OWNED STORES
                             -----------   -----------   -----------   ------------    ------------
Balance,
 December 30, 2000 .....        $    75       $    --       $ 2,475       $ 1,304       $ 3,779

Reversal during the
 26 weeks ended
 June 30, 2001 .........             --            --          (291)          (12)         (303)

Utilization for the
 26 weeks ended
 June 30, 2001 .........            (14)          (20)         (473)         (280)         (753)
                                -------       -------       -------       -------       -------
Additional reserves
 for continuing
 company-owned and
 franchised stores
 targeted for closures..             --            74            20           108           128
Balance,
 June 30, 2001 .........        $    61       $    54       $ 1,731       $ 1,120       $ 2,851
                                =======       =======       =======       =======       =======
Balance,
 January 1, 2000 .......        $   105       $   650       $ 4,038       $ 3,156       $ 7,194
Reversal during the
 26 weeks ended
 July 1, 2000 ..........             --          (200)           --          (200)         (200)

Utilization for the
 26 weeks ended
 July 1, 2000 ..........            (16)          (17)         (546)         (579)       (1,125)
                                -------       -------       -------       -------       -------
Balance,
 July 1, 2000 ..........        $    89       $   433       $ 3,492       $ 2,377       $ 5,869
                                =======       =======       =======       =======       =======

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     The following table presents a summary of activity for stores originally identified to be closed or franchised in connection with the applicable business combination for the 26 weeks ended July 1, 2000. All such stores were closed, franchised or removed from the store closure plan during fiscal 2000.

                                                     MRS. FIELDS INC.
                                                            AND
                                                      ORIGINAL COOKIE        GREAT AMERICAN COOKIES        CONSOLIDATED
                                                   ----------------------    ----------------------    ---------------------
                                                   TO BE         TO BE        TO BE        TO BE       TO BE        TO BE
                                                   CLOSED      FRANCHISED     CLOSED     FRANCHISED    CLOSED     FRANCHISED
                                                   ------      ----------    -------     ----------    ------     ----------
Balance, January 1, 2000 ....................         --          14            6            1            6           15
Stores closed, franchised, or removed
during the 26 weeks ended July 1, 2000 ......         --         (11)          (2)          (1)          (2)         (12)
                                                    ----         ---          ---          ---          ---          ---
Balance, July 1, 2000 .......................         --           3            4           --            4            3
                                                    ====         ===          ===          ===          ===          ===

     The following table presents a summary of activity for stores Mrs. Fields' Holding identified to be closed or franchised that were not originally identified to be closed or franchised in connection with a business combination for the 26 weeks ended July 1, 2000. All such stores were closed, franchised, or removed from the store closure plan in fiscal 2000.

                                                     MRS. FIELDS INC.
                                                            AND
                                                      ORIGINAL COOKIE             PRETZEL TIME             CONSOLIDATED
                                                   ----------------------    ----------------------    ---------------------
                                                   TO BE         TO BE        TO BE        TO BE       TO BE        TO BE
                                                   CLOSED      FRANCHISED     CLOSED     FRANCHISED    CLOSED     FRANCHISED
                                                   ------      ----------    -------     ----------    ------     ----------
Balance, January 1, 2000 ....................          3              4         --             1           3           5
Stores closed, franchised, or removed
during the 26 weeks ended July 1, 2000.......         (1)            (2)        --            (1)         (1)         (3)
                                                     ---            ---        ---           ---         ---         ---
Balance, July 1, 2000 .......................          2              2         --            --           2           2
                                                     ===            ===        ===           ===         ===         ===

(4)  TCBY MANAGEMENT AGREEMENT

     In connection with the acquisition of TCBY Enterprises, Inc. (together with its parent company and its parent company's subsidiaries, "TCBY") on June 1, 2000, by Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P. ("Capricorn"), the majority owner of Mrs. Fields' Holding Company, entered into a Management Agreement (the "TCBY Management Agreement") with TCBY, pursuant to which the corporate and administrative functions of TCBY were transferred to the Company. The Company also oversees the sale of new TCBY franchises and monitors the activities of TCBY franchisees. Under the TCBY Management Agreement, the Company has agreed to manage and operate TCBY's business and pay specified operating and other costs of TCBY in exchange for an annual management fee of $12.4 million in fiscal 2001. The management fee is paid by TCBY semi-monthly and adjusted annually.

     In accordance with the terms and conditions of the TCBY Management Agreement, Mrs. Fields' Holding and TCBY will share costs savings obtained through the joint purchase of ingredients, supplies and services and Mrs. Fields' Holding is eligible to receive a portion of certain costs savings that may result from efficiencies introduced into the manufacturing process for TCBY's yogurt and ice cream by Mrs. Fields' Holding.

     The Company will also be entitled to receive a fee of approximately $2.5 million from TCBY for reimbursement of expenses incurred on behalf of TCBY and one-time transition costs incurred in the transfer of management functions of TCBY from Little Rock, Arkansas to Salt Lake City, Utah, if TCBY is successful in selling its existing dairy processing plant for net proceeds sufficient to retire debt associated with the plant or upon sufficient cash being available from the excess working capital of the dairy processing plant.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     Amounts due from affiliates is comprised of amounts due from TCBY under the Management Agreement and various marketing expenditures incurred on behalf of TCBY's advertising fund.

     During the 26 weeks ended June 30, 2001, the Company capitalized $60,000 of franchise fees paid to TCBY as intangible assets in connection with the roll out of TCBY products in 12 company-owned stores.

(5)  PREFERRED STOCK ISSUANCE AND DEBT EXTINGUISHMENT

     In March 2001, the Company issued 14,723 shares of 16.5% Cumulative Preferred Stock due 2006 (the "Preferred Stock") at a price of $1,000 per share for net proceeds of approximately $14.5 million in a private offering (the "Offering"). In connection with the Offering, the Company issued 110,201 shares of common stock, which have been recorded as a discount to the Preferred Stock based upon the relative fair values of the respective securities. Dividends are cumulative and payable in arrears on January 30, April 30, July 30 and October 30 of each year. Dividends accrue at 16.5% per annum of the liquidation preference and are payable through an increase in the liquidation preference. The Preferred Stock matures on June 1, 2006 and will entitle the holder to cash of $2,222 per preferred share, which will be the liquidation preference then in effect, plus accumulated dividends. The Company's ability to retire such shares at maturity is subject to its having sufficient funds available, as well as its compliance with the Company's Indenture related to the Notes, and may be restricted under other debt arrangements of the Company in effect at the time of maturity.

     The net proceeds from the Offering were used to repurchase approximately $27.1 million principal amount of the Company's 14% Senior Secured Discounts Notes for approximately $14.5 million. Approximately $11.5 million of the principal amount repurchased was purchased from the Company's majority stockholder, who had recently acquired the notes from a third party. The balance of the notes were purchased directly from a third party. The terms upon which the notes were repurchased were substantially identical for both the Company's majority stockholder and the third party. The Company recorded a $5.3 million extraordinary gain on the retirement of all of the notes repurchased, net of the write-off of the related debt issuance costs and original issue discount, during the 26 weeks ended June 30, 2001.

(6)  REPORTABLE SEGMENTS

     Management evaluates performance at Mrs. Fields' Holding using two reportable operating segments; namely, (1) company-owned stores and related activity and (2) franchising and licensing activity. The segments are determined by revenue source; direct sales or royalties and license fees. The company-owned stores segment consists of both cookie and pretzel stores owned and operated by Mrs. Fields' Holding and sales from its catalog / e-tailing business. The franchising and licensing segment consists of cookie and pretzel stores, which are owned and operated by third parties who pay Mrs. Fields' Holding an initial franchise fee and monthly royalties based on a percentage of gross sales, sales of cookie dough manufactured by the Company to its franchisees and other licensing activity not related to cookie or pretzel stores. Sales and transfers between segments are eliminated in consolidation.

     Mrs. Fields' Holding evaluates the performance of each segment based on contribution margin. Contribution margin is computed as the difference between the revenues generated by a reportable segment and the selling and store occupancy costs and cost of sales related to that reportable segment. It is used as a measure of the operating performance of an operating segment. Mrs. Fields' Holding does not allocate any revenue generated from the TCBY management fee, general and administrative expense, other income (expense), interest expense, or depreciation and amortization of assets to its reportable operating segments. Mrs. Fields' Holding does not separate the costs incurred while performing activities for the TCBY management agreement from costs of operating Mrs. Fields' Holding, as most of Mrs. Fields' Holding's employees support both companies. Therefore the activity for managing TCBY is not reported as a separate segment.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Segment revenue and contribution margin are presented in the following table (dollars in thousands).

                                        COMPANY-OWNED     FRANCHISING,
                                      INCLUDING STORES,    LICENSING,
                                      CATALOG/E-TAILING     AND OTHER       TOTAL
                                      -----------------   ------------     -------
13 WEEKS ENDED JUNE 30, 2001
Segment revenues ..................         $32,085         $ 6,082         $38,167
Contribution margin ...............           3,978           4,870           8,848

13 WEEKS ENDED JULY 1, 2000
Segment revenues ..................         $32,639         $ 6,298         $38,937
Contribution margin ...............           5,659           3,857           9,516

26 WEEKS ENDED JUNE 30, 2001
Segment revenues ..................         $65,387         $14,031         $79,418
Contribution margin ...............           9,071          11,919          20,989

26 WEEKS ENDED JULY 1, 2000
Segment revenues ..................         $66,435         $12,404         $78,839
Contribution margin ...............          12,386           7,745          20,131

The reconciliation of contribution margin to net loss is as follows (dollars in thousands):

                                          13 WEEKS ENDED   13 WEEKS ENDED  26 WEEKS ENDED  26 WEEKS ENDED
                                           JUNE 30, 2001    JULY 1, 2000    JUNE 30, 2001   JULY 1, 2000
                                          --------------   --------------  --------------  --------------
Contribution margin ..................       $  8,848        $  9,516        $ 20,989        $ 20,131
Management fee revenue ...............          2,910           1,333           6,275           1,333
General and administrative expense ...         (7,182)         (6,139)        (14,577)        (11,260)
                                             --------        --------        --------        --------
    EBITDA (1) .......................          4,576           4,710          12,687          10,204
Depreciation and amortization ........         (6,581)         (6,342)        (12,013)        (12,012)
Interest expense .....................         (5,287)         (6,330)        (10,418)        (12,468)
Other, net ...........................           (624)            100          (1,597)             80
                                             --------        --------        --------        --------
    Net loss before extraordinary item         (7,916)         (7,862)        (11,341)        (14,196)
Extraordinary item ...................             --              --           5,343              --
                                             --------        --------        --------        --------
    Net loss .........................       $ (7,916)       $ (7,862)       $ (5,998)       $(14,196)
                                             ========        ========        ========        ========

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

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


Geographic segment information is as follows (dollars in thousands):

                                            DOMESTIC        INTERNATIONAL     DOMESTIC       INTERNATIONAL
                                            COMPANY-           COMPANY-      FRANCHISING      FRANCHISING
                                          OWNED STORES       OWNED STORES   AND LICENSING    AND LICENSING
                                          ------------      -------------   -------------    -------------
TOTAL REVENUES
13 weeks ended June 30, 2001 ......          $32,085         $     --          $ 6,067          $    15
13 weeks ended July 1, 2000 .......           32,639               --            6,242               56
26 weeks ended June 30, 2001 ......           65,387               --           13,952               79
26 weeks ended July 1, 2000 .......           66,435               --           12,267              137

     Revenues from international franchising and licensing are generated from Canada and Australia with no other countries having material representation. Revenues from international company-owned stores and income from foreign operations are immaterial.

     One customer who manufactures and sells ready-to-eat cookies, under our registered trademarks, accounted for 81.8 percent, or $2.3 million, of the licensing and other revenue during the 26 weeks ended June 30, 2001. No customers accounted for more than 10 percent of Mrs. Fields' Holding's total revenues or individual segment's revenues during the 26 weeks ended July 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding"), is a majority owned subsidiary of Capricorn Investors II, L.P. ("Capricorn"). Mrs. Fields' Holding is a holding company and does not have any material operations other than ownership of all of the capital stock of Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields") and the operation of 20 Pretzel Time stores held in three subsidiaries; namely, Peachtree Pretzel Time, Inc., Sunshine Pretzel Time, Inc. and DMBC, Inc. Mrs. Fields has eight wholly owned operating subsidiaries; namely, Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzel Time, Inc., Pretzelmaker Holdings, Inc., Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada), H&M Canada, and Pretzelmaker of Canada; and three partially owned subsidiaries.

     Mrs. Fields' Holding, primarily through its Mrs. Fields subsidiary, operates and franchises retail stores, which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of June 30, 2001, Mrs. Fields' Holding owned and operated 150 Mrs. Fields Cookies stores, 56 Original Cookie Company stores, 91 Great American Cookies stores, 39 Hot Sam Pretzels stores, 92 Pretzel Time stores and 6 Pretzelmaker stores in the United States. Additionally, Mrs. Fields' Holding has franchised or licensed 830 stores in the United States and 117 stores in several other countries.

     Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P., Mrs. Fields' Holding's majority stockholder, acquired TCBY Enterprises, Inc. ("TCBY"), a retail snack food company in 2000. In connection with the acquisition, Mrs. Fields' Holding entered into a Management Agreement (the "TCBY Management Agreement") with TCBY Holding Company, Inc., the parent company of TCBY, and TCBY Systems, LLC, a wholly owned subsidiary of TCBY, pursuant to which the corporate and administrative functions of TCBY were transferred to Mrs. Fields' Holding. Under the TCBY Management Agreement, Mrs. Fields' Holding has agreed to manage and operate TCBY's business, and pay specified operating and other costs of TCBY (including specified costs associated with expenses incurred on behalf of TCBY and the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah), in exchange for a management fee paid by TCBY semi-monthly. Revenue generated from the management fee is reported under the caption "Management fee revenue" is accompanying condensed consolidated the statements of operations.

     Mrs. Fields' Holding's business follows seasonal trends and is also affected by climate and weather conditions, which in turn affects mall traffic. Because Mrs. Fields' Holding's stores are heavily concentrated in shopping malls, Mrs. Fields' Holding's sales performance is significantly dependent on the performance of those malls. Consumer traffic in the mall is lower in 2001 than that experienced in 2000 with retailers attracting 8 percent to 12 percent fewer shoppers in June 2001 compared with prior year levels. Mrs. Fields' Holding typically experiences its highest revenues in the fourth quarter of the calendar year due to the holiday season.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields' Holding and percentage changes from period to period. Data in the table reflect the consolidated results of Mrs. Fields' Holding for the 13 and 26 weeks ended June 30, 2001 and July 1, 2000 (dollars in thousands).

                                                FOR THE 13 WEEKS ENDED         % CHANGE       FOR THE 26 WEEKS ENDED     % CHANGE
                                              --------------------------         FROM      ---------------------------      FROM
                                             JUNE 30, 2001  JULY 1, 2000     2000 TO 2001  JUNE 30, 2001  JULY 1, 2000  2000 TO 2001
                                             -------------  ------------     ------------  -------------  ------------  ------------
STATEMENT OF OPERATIONS DATA:

REVENUES:
  Net store and food sales ...............      $ 32,084       $ 32,639            (1.7)    $ 65,386       $ 66,435            (2.6)
  Franchising ............................         5,789          6,087            (4.9)      11,526         12,043            (4.3)
  Management fee revenue .................         2,910          1,333                        6,275          1,333
  Licensing and other ....................           293            201            45.8        2,505            361
                                                --------       --------                     --------       --------         -------
    Total revenues .......................        41,077         40,270             2.0       85,693         80,172             6.9
                                                --------       --------                     --------       --------         -------
OPERATING COSTS AND EXPENSES:
  Selling and store occupancy costs ......        18,507         18,387             0.7       36,971         36,707             0.7
  Cost of sales ..........................        10,812         11,034            (2.0)      21,458         22,001            (2.3)
  General and administrative .............         7,182          6,139            16.9       14,577         11,260            29.4
  Depreciation and amortization ..........         6,581          6,342             3.8       12,013         12,012
                                                --------       --------                     --------       --------         -------
    Total operating costs and expenses ...        43,081         41,902             2.8       85,018         81,980             3.8
                                                --------       --------                     --------       --------         -------
OTHER INCOME (EXPENSE):
  Interest expense .......................        (5,287)        (6,330)          (16.5)     (11,233)       (12,468)           (9.9)
  Interest income ........................            10             22            54.5           49             45            (8.9)
  Other, net .............................          (423)            78                         (832)            35
                                                --------       --------                     --------       --------         -------
    Total other, net .....................        (5,700)        (6,230)           (8.5)     (12,016)       (12,388)            3.0
                                                --------       --------                     --------       --------         -------
    Net loss before extraordinary item ...        (7,704)        (7,862)           (2.0)     (11,341)       (14,196)          (21.8)
  Extraordinary item .....................            --             --                        5,343             --
                                                --------       --------                     --------       --------         -------
    Net loss .............................      $ (7,704)      $ (7,862)           (2.0)    $ (5,998)      $(14,196)           59.5
                                                ========       ========                     ========       ========         =======

13 WEEKS ENDED JUNE 30, 2001 COMPARED TO THE 13 WEEKS ENDED JULY 1, 2000

     As of June 30, 2001, there were 434 Company-owned stores and 947 franchised or licensed stores in operation. The store activity for the 13 weeks ended June 30, 2001 and July 1, 2000 is summarized as follows:

COMPANY-OWNED AND FRANCHISED OR LICENSED STORE ACTIVITY              JUNE 30, 2001               JULY 1, 2000
                                                                 ----------------------     ----------------------
                                                                 COMPANY-    FRANCHISED     COMPANY-    FRANCHISED
                                                                  OWNED     OR LICENSED      OWNED     OR LICENSED
                                                                 --------   -----------     --------   -----------
Stores open as of the beginning of the 13 weeks ended ....          434           920           446           980
     Stores opened (including relocations) ...............            4            27             1            42
     Stores closed (including relocations) ...............           (6)          (18)           (8)          (57)
     Stores sold to franchisees ..........................           (1)            1            (3)            3
     Non-continuing (exit plan) stores closed ............           --            --            (2)           (1)
     Non-continuing (exit plan) stores franchised ........           --            --            --            --
     Stores acquired from franchisees ....................            3            (3)           --            --
                                                                   ----          ----          ----          ----
Stores open as of the end of the 13 weeks ended ..........          434           927           434           967
                                                                   ====          ====          ====          ====

REVENUES

     NET STORE AND FOOD SALES. Total net store sales decreased $555,000, or 1.7 percent, from $32.6 million to $32.1 million for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000. Sales decreased 5.0 percent for mall stores that had been open one year or more when compared to the same prior year period. Mail order sales for the 13 weeks ended June 30, 2001 increased $585,000, or 34.1 percent, compared to the 13 weeks ended July 1, 2000.

     FRANCHISING REVENUES. Franchising revenues decreased $298,000, or 4.9 percent, from $6.1 million to $5.8 million for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000. Franchising revenues were negatively impacted primarily by lower initial franchise fees in the current period and 20, or 2.1 percent, fewer franchised stores open at June 30, 2001. Sales of cookie dough to Great American franchisees were flat during the current quarter when compared to the prior year period.

     MANAGEMENT FEE REVENUE. The Company received management fee revenue of $2.9 million during the current quarter to manage TCBY, which was acquired by an affiliate of the Company on June 1, 2000. The management fee revenue during the 13 weeks ended July 1, 2000 was $1.3 million, representing one month of management fee income.

     LICENSING AND OTHER REVENUES. Licensing revenues increased $92,000 from $201,000 to $293,000 for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000. The increase was the result of royalties received under licensing agreements of branded products.

OPERATING COSTS AND EXPENSES

     SELLING AND STORE OCCUPANCY COSTS. Total selling and store occupancy costs increased $120,000, or 0.7 percent, from $18.4 million to $18.5 million for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000. The increase is principally attributable to increased labor costs.

     COST OF SALES. Total cost of sales decreased $222,000, or 2.0 percent, from $11.0 million to $10.8 million for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000. Cost of sales as a percent of net store and food sales remained consistent at 33.8 percent for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000.

     STORE CLOSURE BENEFIT. Store closure benefit was comparable for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.0 million, or 16.1 percent, from $6.3 million to $7.3 million for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000. The increase in general and administrative expenses was primarily attributable to costs associated with managing TCBY under the management agreement discussed above. The Company expects general and administrative costs to continue at the current level as it manages and operates TCBY's business. However, these increased costs will be offset by the management fee revenue received from TCBY.

     DEPRECIATION AND AMORTIZATION. Total depreciation and amortization expense increased by $239,000, or 3.8 percent, from $6.3 million to $6.6 million for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000. The increase is primarily due to the the acquisition of 20 stores from a franchisee in late 2000.

     TOTAL OTHER. Interest expense for the 13 weeks ended June 30, 2001, decreased by $1.0 million, or 16.5 percent, compared to the prior year period. This was due to the early extinguishment of debt in March 2001 and to lower interest rates incurred under the Company's line of credit. Interest income for the 13 weeks ended June 30, 2001 was comparable to the 13 weeks ended July 1, 2000. Total other decreased by $530,000, from $78,000 of income to $423,000 of expense for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000. The decrease is primarily attributable to $725,000 in expense related to accretion of the preferred stock during the 13 weeks ended June 30, 2001. There was no preferred stock accretion during the 13 weeks ended July 1, 2000.

26 WEEKS ENDED JUNE 30, 2001 COMPARED TO THE 26 WEEKS ENDED JULY 1, 2000

     As of June 30, 2001, there were 434 Company-owned stores and 947 franchised or licensed stores in operation. The store activity for the 26 weeks ended June 30, 2001 and July 1, 2000 is summarized as follows:

COMPANY-OWNED AND FRANCHISED OR LICENSED STORE ACTIVITY              JUNE 30, 2001               JULY 1, 2000
                                                                 ----------------------     ----------------------
                                                                 COMPANY-    FRANCHISED     COMPANY-    FRANCHISED
                                                                  OWNED     OR LICENSED      OWNED     OR LICENSED
                                                                 --------   -----------     --------   -----------
Stores open as of the beginning of the 26 weeks ended ....          440           951           462           981
     Stores opened (including relocations) ...............            9            36             4            77
     Stores closed (including relocations) ...............          (15)          (40)          (21)          (98)
     Stores sold to franchisees ..........................           (4)            4            (6)            6
     Non-continuing (exit plan) stores closed ............           --            --            (3)           (1)
     Non-continuing (exit plan) stores franchised ........           --            --            (3)            3
     Stores acquired from franchisees ....................            4            (4)            1            (1)
                                                                   ----          ----          ----          ----
Stores open as of the end of the 26 weeks ended ..........          434           947           434           967
                                                                   ====          ====          ====          ====

REVENUES

     NET STORE AND FOOD SALES: Total net store sales decreased $1.0 million, or
1.6 percent from $66.4 million to $65.4 million for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. The decrease was due to having 6, or 14.0 percent, fewer stores open at the beginning of the period for fiscal year 2001 compared to the fiscal period in 2000. Also sales decreased 4.5 percent for mall stores that had been open one year or more when compared to the same prior year period. Mail order sales for the 26 weeks ended June 30, 2001 increased $1.2 million, or 38.2 percent, compared to the 26 weeks ended July 1, 2000.

     FRANCHISING REVENUES. Franchising revenues decreased $517,000 or 4.3 percent, from $12.0 million to $11.5 million for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. Franchising revenues were negatively impacted primarily by lower initial franchise fees in the current period and 20, or 2.1 percent, fewer franchised stores open at June 30, 2001. Sales of cookie dough to Great American franchises were flat during the current period when compared to the prior year period.

     MANAGEMENT FEE REVENUE. The Company received management fee revenue of $6.3 million during the 26 weeks ended June 30, 2001 to manage TCBY, which was acquired by an affiliate of the Company on June 1, 2000. The management fee revenue during the 26 week ended July 1, 2000 was $1.3 million representing one month of management fee income.

     LICENSING AND OTHER REVENUES. Licensing revenues increased $2.1 million, from $361,000 to $2.5 million for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. During the 26 weeks ended June 30, 2001, the Company received $950,000 for the sale of certain recipes and royalty revenues of $1.4 million under an agreement with a national manufacturer of cookies for the sale of cookies branded under the Mrs. Fields name and sold through specific retail channels and geographic locations. The remaining increase was the result of royalties under other licensing agreements of branded products.

OPERATING COSTS AND EXPENSES

     SELLING AND STORE OCCUPANCY COSTS. Total selling and store occupancy costs increased $264,000, or 0.7 percent, from $36.7 million to $36.9 million for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. The increase is attributable to increased labor costs.

     COST OF SALES. Total cost of sales decreased $509,000, or 2.3 percent, from $22.0 million to $21.5 million for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. Cost of sales of net store and food sales increased 0.3 percent from 33.1 percent to 32.8 percent for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. This increase was principally due to a change in the product mix, including smoothies and other products that have higher cost margins.

     STORE CLOSURE BENEFIT. Store closure benefit was comparable for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $3.3 million, or 28.8 percent, from $11.5 million to $14.8 million for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. The increase in general and administrative expenses was primarily attributable to costs associated with managing TCBY under the management agreement discussed above. The Company expects general and administrative costs to continue at the current level as it manages and operates TCBY's business. However, these increased costs will be offset by the management fee revenue received from TCBY.

     DEPRECIATION AND AMORTIZATION. Total depreciation and amortization expense for the 26 weeks ended June 30, 2001 was comparable to the 26 weeks ended July 1, 2000.

     TOTAL OTHER. Interest expense for the 26 weeks ended June 30, 2001 decreased $1.2 million, or 9.9 percent, compared to the prior period. This was due to early extinguishment of debt in March 2001 and lower interest rates incurred under the Company's line of credit. Interest income for the 26 weeks ended June 30, 2001 was comparable to the 26 weeks ended July 1, 2000. Total other expense decreased by $372,000, from $12,388 to $12,016 for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 1000. The decrease is primarily attributable to $913,000 of accretion on the preferred stock issued during the 26 weeks ended June 30, 2001. There was no preferred stock expense during the 26 weeks ended July 1, 2000.

     EXTRAORDINARY ITEM. The company recognized an extraordinary gain in the amount of $5.3 million during the 26 weeks ended June 30, 2001 in connection with the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     Mrs. Fields' Holding's principal sources of liquidity are cash flows from operating activities, cash on hand and available borrowings under Mrs. Fields' Holding's existing revolving credit facility. As of June 30, 2001, Mrs. Fields' Holding had $2.4 million of cash and cash equivalents on hand and approximately $4.1 million additional borrowings available under its revolving credit facility. Mrs. Fields' Holding expects to use its existing cash, cash flows from operating activities and its credit facility to provide working capital, finance capital expenditures and to meet debt service requirements, including the December 1, 2001 interest payment of approximately $7.0 million on its long term debt. Based on current operations, Mrs. Fields' Holding believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes on both a short and long-term basis. There can be no assurance, however, that Mrs. Fields' Holding's business will continue to generate cash flows at or above current levels.

JUNE 30, 2001 COMPARED TO DECEMBER 30, 2000

     As of June 30, 2001, Mrs. Fields' Holding had liquid assets (cash and cash equivalents and receivables) of $10.9 million, a decrease of 17.0 percent, or $3.0 million, from December 30, 2000 when liquid assets were $13.9 million. Cash decreased $2.3 million, or 49.2 percent, to $2.4 million at June 30, 2001 from $4.7 million at December 30, 2000.

     Mrs. Fields' Holding's working capital deficit increased by $1.3 million, or 15.9 percent, to a deficit of $9.9 million at June 30, 2001 from a deficit of $8.6 million at December 30, 2000. The increase is due to a $616,000 decrease in current assets, primarily balances due from franchisees and licensees and cash offset by an increase in prepaid rent, compared to a $1.2 million increase in current liabilities, primarily bank overdraft and borrowings under the line of credit less a decrease in accounts payable.

     Long-term assets decreased $9.2 million, or 5.4 percent, to $162.5 million at June 30, 2001 from $171.7 million at December 30, 2000. This decrease was primarily the result of scheduled depreciation and amortization of property and equipment, goodwill and deferred loan costs and the retirement of loan cost due to the extinguishment of debt.

     Mrs. Fields' Holding's operating activities utilized cash of $13.5 million for the 26 weeks ended June 30, 2001, primarily from the payment of expenses incurred during the busy holiday season in December 2000, but not paid until January.

     Mrs. Fields' Holding utilized $4.8 million of cash in investing activities during the 26 weeks ended June 30, 2001, primarily for capital expenditures relating to store remodels and renovations.

     Mrs. Fields' Holding generated $5.9 million in cash from financing activities during the 26 weeks ended June 30, 2001, primarily due to the reduction in long-term debt and issuance of common and preferred stock.

     The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories; however, the increase in Mrs. Fields' franchise and license business does require the Company to carry a receivable from our franchisees and licensees. Mrs. Fields' Holding continually invests in its business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce Mrs. Fields' Holding's working capital. During the 26 weeks ended June 30, 2001 and July 1, 2000,
Mrs. Fields' Holding expended cash of $5.2 million and $2.5 million, respectively, for capital assets. The Company expects to expend a total of approximately $14.0 million for capital assets in 2001. Management anticipates that these expenditures will be funded with cash generated from operating activities and short-term borrowings under its credit facility as needed.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, became effective for the Company's fiscal year beginning 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivative instruments as either assets or liabilities in the condensed consolidated balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133, as amended, during the first quarter of fiscal 2001. The adoption did not have a material impact on the Company's results of operations, financial position or liquidity.

     In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes the accounting treatment as it applies to goodwill and other intangibles assets after the assets have been initially recognized in the financial statements. These changes include non-amortization of goodwill over a pre-determinable, finite life; rather the goodwill and intangibles would have indefinite useful lives. The statement requires annual assessment for any impairment of the carrying value of the assets based upon an estimation of the fair value of the reporting unit to which the assets pertain. The effective date of this statement is for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 for its fiscal year beginning December 30, 2001. Upon adoption of SFAS No. 142, the Company will stop amortization of goodwill that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test. Any transitional impairment loss will be recognized as a change in accounting principle. However, the Company does not expect any transitional impairment loss to be recognized.

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

FORWARD-LOOKING INFORMATION

     This report contains certain forward-looking statements based on our current expectations and projections about future events, developed from the information currently available to us. The forward-looking statements include, among other things, our expectations and estimates about Mrs. Fields' Holding's future financial performance, including growth in net sales and earnings, cash flows from operating activities, capital expenditures, the ability to refinance indebtedness. These forward-looking statements are subject to risks, uncertainties and assumptions, including the following:

o Our ability to continue integrating the businesses of companies acquired with Mrs. Fields' Holding and to realize the expected ongoing benefits and cost savings from our acquisitions;

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

o    Changes in mall customer traffic.


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

MRS. FIELDS' HOLDING COMPANY, INC.




/s/ LARRY A. HODGES                                    AUGUST 14, 2001
-----------------------------------------              ---------------
LARRY A. HODGES, PRESIDENT AND CEO                     DATE



/s/ SANDRA M. BUFFA                                    AUGUST 14, 2001
-----------------------------------------              ---------------
SANDRA M. BUFFA, SR. VICE PRESIDENT, CFO               DATE
AND TREASURER (CHIEF FINANCIAL AND
PRINCIPAL ACCOUNTING OFFICER)