Form 10-Q/A
period 2001-06-30
MRS FIELDS HOLDING CO INC
filed 2001-08-17
CIK 1071629

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X] AMENDMENT NO. 1 TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
    Amounts due from franchisees and licensees, net
     of allowance for doubtful accounts of $905
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

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                   JUNE 30,      DECEMBER 30,
                                                                    2001            2000
                                                                  ---------      -----------
CURRENT LIABILITIES:
    Bank overdraft .........................................      $   6,753       $   2,920
    Line of credit .........................................          4,230              --
    Current portion of capital lease obligations ...........            965             970
    Current portion of long-term debt ......................          1,643           1,381
    Accounts payable .......................................          4,869          10,052
    Accrued liabilities ....................................          3,107           4,456
    Accrued salaries, wages and benefits ...................          3,746           3,936
    Accrued interest payable ...............................          1,215           1,142
    Current portion of store closure reserve ...............            842           1,498
    Sales tax payable ......................................            709           1,156
    Deferred credits .......................................            429             249
                                                                  ---------       ---------
                Total current liabilities ..................         28,508          27,760

LONG-TERM DEBT, net of current portion .....................        165,035         184,306

STORE CLOSURE RESERVE, net of current portion ..............          2,009           2,281

CAPITAL LEASE OBLIGATIONS, net of current portion ..........            927           1,412
                                                                  ---------       ---------
                Total liabilities ..........................        196,479         215,759
                                                                  ---------       ---------
MANDATORILY REDEEMABLE CUMULATIVE 16.5% PREFERRED
       STOCK, aggregate liquidation preference of
       $15,500, 20,000 shares authorized, 14,723 shares
       outstanding as of June 30, 2001 .....................         13,177              --
                                                                  ---------       ---------
MINORITY INTEREST ..........................................             37              51
                                                                  ---------       ---------
STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value; 5,000,000 shares
        authorized and 3,497,221 and 3,387,019
        shares outstanding, respectively ...................              4               3
    Additional paid-in capital .............................         41,211          38,816
    Deferred compensation expense ..........................            (95)           (118)
    Accumulated deficit ....................................        (69,545)        (63,547)
    Accumulated other comprehensive loss ...................           (120)            (86)
                                                                  ---------       ---------
                Total stockholders' deficit ................        (28,545)        (24,932)
                                                                  ---------       ---------
                                                                  $ 181,148       $ 190,878
                                                                  =========       =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    13 WEEKS ENDED       13 WEEKS ENDED
                                                                    JUNE 30, 2001         JULY 1, 2000
                                                                    --------------       --------------
REVENUES:
   Net store and food sales ................................         $    32,085          $    32,639
   Franchising .............................................               5,789                6,097
   Management fee ..........................................               2,910                1,333
   Licensing and other .....................................                 293                  201
                                                                     -----------          -----------
      Total revenues .......................................              41,077               40,270
                                                                     -----------          -----------
OPERATING COSTS AND EXPENSES:
   Selling and store occupancy costs .......................              18,506               18,387
   Cost of sales ...........................................              10,812               11,034
   General and administrative ..............................               7,357                6,339
   Store closure benefit ...................................                (175)                (200)
   Depreciation and amortization ...........................               6,581                6,342
                                                                     -----------          -----------
      Total operating costs and expenses ...................              43,081               41,902
                                                                     -----------          -----------
         Loss from operations ..............................              (2,004)              (1,632)
                                                                     -----------          -----------
OTHER INCOME (EXPENSE), net:
   Interest expense ........................................              (5,287)              (6,330)
   Interest income .........................................                  10                   22
   Other income, net .......................................                  95                   97
                                                                     -----------          -----------
      Total other expense, net .............................              (5,182)              (6,211)
                                                                     -----------          -----------
         Loss before provision for income taxes,
            minority interest and redeemable preferred stock
            dividends and accretion ........................              (7,186)              (7,843)
PROVISION FOR INCOME TAXES .................................                  (7)                  (7)
                                                                     -----------          -----------
         Loss before minority interest and redeemable
            preferred stock dividends and accretion ........              (7,193)              (7,850)
MINORITY INTEREST ..........................................                   2                  (12)
                                                                     -----------          -----------
         Loss before preferred stock dividends and
           accretion .......................................              (7,191)              (7,862)

LESS REDEEMABLE PREFERRED STOCK DIVIDENDS AND ACCRETION ....                (725)                  --
                                                                     -----------          -----------
         Net loss applicable to common shares ..,,..........         $    (7,916)         $    (7,862)
                                                                     ===========          ===========
BASIC AND DILUTED LOSS PER COMMON SHARE.....................         $     (2.26)         $     (2.32)
                                                                     ===========          ===========
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING ................................................               3,497                3,387
                                                                     ===========          ===========
COMPREHENSIVE LOSS:
   Net loss applicable to common shares.....................         $    (7,916)         $    (7,862)
   Foreign currency translation adjustment .................                  (6)                 (75)
                                                                     -----------          -----------
         Comprehensive loss ................................         $    (7,922)         $    (7,937)
                                                                     ===========          ===========


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     26 WEEKS ENDED       26 WEEKS ENDED
                                                                     JUNE 30, 2001         JULY 1, 2000
                                                                     --------------       --------------
REVENUES:
   Net store and food sales .................................         $    65,387          $    66,435
   Franchising ..............................................              11,526               12,043
   Management fee ...........................................               6,275                1,333
   Licensing and other ......................................               2,505                  361
                                                                      -----------          -----------
      Total revenues ........................................              85,693               80,172
                                                                      -----------          -----------
OPERATING COSTS AND EXPENSES:
   Selling and store occupancy costs ........................              36,970               36,707
   Cost of sales ............................................              21,458               22,001
   General and administrative ...............................              14,752               11,460
   Store closure benefit ....................................                (175)                (200)
   Depreciation and amortization ............................              12,013               12,012
                                                                      -----------          -----------
      Total operating costs and expenses ....................              85,018               81,980
                                                                      -----------          -----------
         Income (loss) from operations ......................                 675               (1,808)
                                                                      -----------          -----------
OTHER INCOME (EXPENSE), net:
   Interest expense .........................................             (11,233)             (12,468)
   Interest income ..........................................                  35                   45
   Other income, net ........................................                 104                   65
                                                                      -----------          -----------
      Total other expense, net ..............................             (11,094)             (12,358)
                                                                      -----------          -----------
         Loss before provision for income taxes, minority
            interest, extraordinary item and redeemable
            preferred stock dividends and accretion .........             (10,419)             (14,166)
PROVISION FOR INCOME TAXES ..................................                 (13)                 (15)
                                                                      -----------          -----------
         Loss before minority interest, extraordinary
            item, and redeemable preferred stock
            dividends and accretion .........................             (10,432)             (14,181)
MINORITY INTEREST ...........................................                   4                  (15)
                                                                      -----------          -----------
         Loss before extraordinary item and preferred
            stock dividends and accretion ...................             (10,428)             (14,196)
EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT ..........               5,343                   --
                                                                      -----------          -----------
         Net loss ...........................................              (5,085)             (14,196)
LESS REDEEMABLE PREFERRED STOCK DIVIDENDS AND ACCRETION .....                (913)                  --
                                                                      -----------          -----------
         Net loss applicable to common shares ...............         $    (5,998)         $   (14,196)
                                                                      ===========          ===========
BASIC AND DILUTED LOSS PER COMMON SHARE:
         Net loss before extraordinary item .................         $     (3.29)         $     (4.19)
         Extraordinary item .................................                1.55                   --
                                                                      -----------          -----------
         Net loss per common share ..........................         $     (1.74)         $     (4.19)
                                                                      ===========          ===========
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING .................................................               3,457                3,387
                                                                      ===========          ===========
COMPREHENSIVE LOSS:
   Net loss applicable to common shares .....................         $    (5,998)         $   (14,196)
   Foreign currency translation adjustment ..................                 (34)                 (75)
                                                                      -----------          -----------
          Comprehensive loss ................................         $    (6,032)         $   (14,271)
                                                                      ===========          ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                           26 WEEKS ENDED    26 WEEKS ENDED
                                                                                           JUNE 30, 2001      JULY 1, 2000
                                                                                           --------------    --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .........................................................................         $ (5,085)         $(14,196)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
           Extraordinary gain .......................................................           (5,343)               --
           Depreciation and amortization ............................................           12,013            12,012
           Amortization of deferred loan costs and discounts on notes ...............            4,513             4,486
           Deferred compensation ....................................................              261                --
           (Gain) loss on sale of assets ............................................              (99)              511
           Minority interest ........................................................              (14)               15
           Changes in operating assets and liabilities: .............................                                 --
                 Accounts receivable, net ...........................................            2,768               472
                 Amounts due from franchisees and licensees, net ....................             (757)             (130)
                 Amounts due from affiliates ........................................           (1,331)               --
                 Inventories ........................................................              188               276
                 Prepaid rent and other .............................................           (2,558)             (186)
                 Accounts payable ...................................................           (5,183)           (2,884)
                 Store closure reserve ..............................................             (928)           (1,325)
                 Accrued liabilities ................................................           (1,349)               --
                 Accrued salaries, wages and benefits ...............................             (190)              (73)
                 Accrued interest payable ...........................................               73              (199)
                 Sales tax payable ..................................................             (447)             (383)
                 Deferred credits ...................................................              180               (35)
                 Other ..............................................................             (172)              (36)
                                                                                              --------          --------
                     Net cash used in operating activities ..........................           (3,460)           (1,675)
                                                                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ..............................................           (5,191)           (2,529)
    Proceeds from the sale of assets ................................................              439                --
                                                                                              --------          --------
                     Net cash used in investing activities ..........................           (4,752)           (2,529)
                                                                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction of long-term debt .....................................................          (15,948)             (414)
    Bank overdraft ..................................................................            3,833                --
    Borrowings under the line of credit .............................................            4,230             3,550
    Principal payments on capital lease obligations .................................             (490)             (457)
    Payment of debt financing costs .................................................             (226)             (474)
    Issuance (reduction) in preferred stock .........................................           14,541            (1,070)
                                                                                              --------          --------
                     Net cash provided by financing activities ......................            5,940             1,135
                                                                                              --------          --------

    Effect of foreign exchange rates ................................................              (34)              (75)
                                                                                              --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...........................................           (2,306)           (3,144)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ................................            4,690             4,919
                                                                                              --------          --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ......................................         $  2,384          $  1,775
                                                                                              ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest ........................................................         $  7,430          $  7,817
                                                                                              ========          ========
      Cash paid for income taxes ....................................................         $    157          $    124
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

     The following table presents a summary of the activity in the store closure reserve during the 26 weeks ended June 30, 2001 and July 1, 2000:

                              MRS. FIELDS INC. AND
                                ORIGINAL COOKIE                  H&M                   PRETZEL TIME          GREAT AMERICAN COOKIES
                           -------------------------  -------------------------  -------------------------  ------------------------

                             BUSINESS     COMPANY-      BUSINESS     COMPANY-     BUSINESS      COMPANY-      BUSINESS     COMPANY-
                           COMBINATION     OWNED      COMBINATION     OWNED      COMBINATION     OWNED      COMBINATION     OWNED
                               AND         STORES         AND        STORES          AND         STORES         AND        STORES
                           SUBSEQUENT   UNRELATED TO  SUBSEQUENT   UNRELATED TO  SUBSEQUENT   UNRELATED TO  SUBSEQUENT  UNRELATED TO
                           ADJUSTMENTS  ACQUISITIONS  ADJUSTMENTS  ACQUISITIONS  ADJUSTMENTS  ACQUISITIONS  ADJUSTMENTS ACQUISITIONS
                           -----------  ------------  -----------  ------------  -----------  ------------  -----------  -----------
Balance,
 December 30, 2000 .....    $   863       $ 1,219       $   359       $    85       $    65       $    --      $ 1,113     $    --

Reversal during the
 26 weeks ended
 June 30, 2001 .........       (280)           (7)           (9)           (5)           (2)           --           --          --

Utilization for the
 26 weeks ended
 June 30, 2001 .........       (205)         (227)          (39)          (33)          (18)           --         (197)         --

Additional reserves
 for continuing
 company-owned and
 franchised stores
 targeted for closures..         20            34            --            --            --            --           --          --
                            -------       -------       -------       -------       -------       -------      -------     -------
Balance,
 June 30, 2001 .........    $   398       $ 1,019       $   311       $    47       $    45       $    --      $   916     $    --
                            =======       =======       =======       =======       =======       =======      =======     =======
Balance,
 January 1, 2000 .......    $ 1,614       $ 1,581       $   536       $   294       $   109       $    86      $ 1,674     $   545
Reversal during the
 26 weeks ended
 July 1, 2000 ..........         --            --            --            --            --            --           --          --

Utilization for the
 26 weeks ended
 July 1, 2000 ..........       (218)         (312)          (57)         (120)          (22)           --         (233)       (130)
                            -------       -------       -------       -------       -------       -------      -------     -------
Balance,
 July 1, 2000 ..........    $ 1,396       $ 1,269       $   479       $   174       $    87       $    86      $ 1,441     $   415
                            =======       =======       =======       =======       =======       =======      =======     =======


                                    PRETZELMAKER                        CONSOLIDATED
                             -------------------------   ------------------------------------------
                                                             TOTAL         TOTAL
                               BUSINESS      COMPANY-      BUSINESS      COMPANY-         TOTAL
                             COMBINATIONS     OWNED      COMBINATIONS     OWNED         BUSINESS
                                 AND          STORES         AND          STORES       COMBINATIONS
                             SUBSEQUENT    UNRELATED TO  SUBSEQUENT    UNRELATED TO    AND COMPANY-
                             ADJUSTMENTS   ACQUISITIONS  ADJUSTMENTS   ACQUISITIONS    OWNED STORES
                             -----------   -----------   -----------   ------------    ------------
Balance,
 December 30, 2000 .....        $    75       $    --       $ 2,475       $ 1,304       $ 3,779

Reversal during the
 26 weeks ended
 June 30, 2001 .........             --            --          (291)          (12)         (303)

Utilization for the
 26 weeks ended
 June 30, 2001 .........            (14)          (20)         (473)         (280)         (753)

Additional reserves
 for continuing
 company-owned and
 franchised stores
 targeted for closures..             --            74            20           108           128
                                -------       -------       -------       -------       -------
Balance,
 June 30, 2001 .........        $    61       $    54       $ 1,731       $ 1,120       $ 2,851
                                =======       =======       =======       =======       =======
Balance,
 January 1, 2000 .......        $   105       $   650       $ 4,038       $ 3,156       $ 7,194
Reversal during the
 26 weeks ended
 July 1, 2000 ..........             --          (200)           --          (200)         (200)

Utilization for the
 26 weeks ended
 July 1, 2000 ..........            (16)          (17)         (546)         (579)       (1,125)
                                -------       -------       -------       -------       -------
Balance,
 July 1, 2000 ..........        $    89       $   433       $ 3,492       $ 2,377       $ 5,869
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
                                                     ===            ===        ===           ===         ===         ===

(4)  TCBY MANAGEMENT AGREEMENT

     In connection with the acquisition of TCBY Enterprises, Inc. (together with its parent company and its parent company's subsidiaries, "TCBY") on June 1, 2000, by Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P. ("Capricorn"), the majority owner of Mrs. Fields' Holding, the Company entered into a Management Agreement (the "TCBY Management Agreement") with TCBY, pursuant to which the corporate and administrative functions of TCBY were transferred to the Company. The Company also oversees the sale of new TCBY franchises and monitors the activities of TCBY franchisees. Under the TCBY Management Agreement, the Company has agreed to manage and operate TCBY's business and pay specified operating and other costs of TCBY in exchange for an annual management fee of $12.4 million in fiscal 2001. The management fee is paid by TCBY semi-monthly and adjusted annually.

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

                                        COMPANY-OWNED     FRANCHISING,
                                      INCLUDING STORES,    LICENSING,
                                      CATALOG/E-TAILING     AND OTHER       TOTAL
                                      -----------------   ------------     -------
13 WEEKS ENDED JUNE 30, 2001
Segment revenues ..................         $32,085         $ 6,082         $38,167
Contribution margin ...............           3,978           4,871           8,849

13 WEEKS ENDED JULY 1, 2000
Segment revenues ..................         $32,639         $ 6,298         $38,937
Contribution margin ...............           5,659           3,857           9,516

26 WEEKS ENDED JUNE 30, 2001
Segment revenues ..................         $65,387         $14,031         $79,418
Contribution margin ...............           9,071          11,919          20,990

26 WEEKS ENDED JULY 1, 2000
Segment revenues ..................         $66,435         $12,404         $78,839
Contribution margin ...............          12,386           7,745          20,131

The reconciliation of contribution margin to net loss is as follows (dollars in thousands):

                                          13 WEEKS ENDED   13 WEEKS ENDED  26 WEEKS ENDED  26 WEEKS ENDED
                                           JUNE 30, 2001    JULY 1, 2000    JUNE 30, 2001   JULY 1, 2000
                                          --------------   --------------  --------------  --------------
Contribution margin ..................       $  8,849        $  9,516        $ 20,990        $ 20,131
Management fee revenue ...............          2,910           1,333           6,275           1,333
General and administrative expense(2).         (7,182)         (6,139)        (14,577)        (11,260)
                                             --------        --------        --------        --------
    EBITDA (1) .......................          4,577           4,710          12,688          10,204
Depreciation and amortization ........         (6,581)         (6,342)        (12,013)        (12,012)
Interest expense .....................         (5,287)         (6,330)        (11,233)        (12,468)
Other, net ...........................           (625)            100            (783)             80
                                             --------        --------        --------        --------
    Net loss before extraordinary item         (7,916)         (7,862)        (11,341)        (14,196)
Extraordinary item ...................             --              --           5,343              --
                                             --------        --------        --------        --------
    Net loss .........................       $ (7,916)       $ (7,862)       $ (5,998)       $(14,196)
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

(2)  Includes store closure benefit.

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

     Mrs. Fields' Holding, primarily through its Mrs. Fields subsidiary, operates and franchises retail stores, which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of June 30, 2001, Mrs. Fields' Holding owned and operated 150 Mrs. Fields Cookies stores, 56 Original Cookie Company stores, 91 Great American Cookies stores, 39 Hot Sam Pretzels stores, 92 Pretzel Time stores and 6 Pretzelmaker stores in the United States. Additionally, Mrs. Fields' Holding has franchised or licensed 810 stores in the United States and 117 stores in several other countries.

     Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P., Mrs. Fields' Holding's majority stockholder, acquired TCBY Enterprises, Inc. ("TCBY"), a retail snack food company in 2000. In connection with the acquisition, Mrs. Fields' Holding entered into a Management Agreement (the "TCBY Management Agreement") with TCBY Holding Company, Inc., the parent company of TCBY, and TCBY Systems, LLC, a wholly owned subsidiary of TCBY, pursuant to which the corporate and administrative functions of TCBY were transferred to Mrs. Fields' Holding. Under the TCBY Management Agreement, Mrs. Fields' Holding has agreed to manage and operate TCBY's business, and pay specified operating and other costs of TCBY (including specified costs associated with expenses incurred on behalf of TCBY and the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah), in exchange for a management fee paid by TCBY semi-monthly. Revenue generated from the management fee is reported under the caption "Management fee revenue" on the accompanying condensed consolidated statements of operations.

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

                                                FOR THE 13 WEEKS ENDED         % CHANGE       FOR THE 26 WEEKS ENDED     % CHANGE
                                              --------------------------         FROM      ---------------------------      FROM
                                             JUNE 30, 2001  JULY 1, 2000     2000 TO 2001  JUNE 30, 2001  JULY 1, 2000  2000 TO 2001
                                             -------------  ------------     ------------  -------------  ------------  ------------
STATEMENT OF OPERATIONS DATA:

REVENUES:
  Net store and food sales ...............      $ 32,085       $ 32,639            (1.7)    $ 65,387       $ 66,435            (1.6)
  Franchising ............................         5,789          6,097            (4.9)      11,526         12,043            (4.3)
  Management fee revenue .................         2,910          1,333                        6,275          1,333
  Licensing and other ....................           293            201            45.8        2,505            361
                                                --------       --------                     --------       --------         -------
    Total revenues .......................        41,077         40,270             2.0       85,693         80,172             6.9
                                                --------       --------                     --------       --------         -------
OPERATING COSTS AND EXPENSES:
  Selling and store occupancy costs ......        18,506         18,387             0.7       36,970         36,707             0.7
  Cost of sales ..........................        10,812         11,034            (2.0)      21,458         22,001            (2.5)
  General and administrative .............         7,357          6,339            16.1       14,752         11,460            28.7
  Store closure benefit ..................          (175)          (200)          (12.5)        (175)          (200)          (12.5)
  Depreciation and amortization ..........         6,581          6,342             3.8       12,013         12,012
                                                --------       --------                     --------       --------         -------
    Total operating costs and expenses ...        43,081         41,902             2.8       85,018         81,980             3.8
                                                --------       --------                     --------       --------         -------
OTHER INCOME (EXPENSE):
  Interest expense .......................        (5,287)        (6,330)          (16.5)     (11,233)       (12,468)           (9.9)
  Interest income ........................            10             22            54.5           35             45           (22.2)
  Other, net .............................            90             78            15.3           95             35
                                                --------       --------                     --------       --------         -------
    Total other, net .....................        (5,187)        (6,230)          (16.7)     (11,103)       (12,388)          (10.4)
                                                --------       --------                     --------       --------         -------
    Net loss before extraordinary item ...        (7,191)        (7,862)           (8.5)     (10,428)       (14,196)          (26.5)
  Extraordinary item .....................            --             --                        5,343             --
                                                --------       --------                     --------       --------         -------
    Net loss .............................      $ (7,191)      $ (7,862)           (8.5)    $ (5,085)      $(14,196)          (64.2)
                                                ========       ========                     ========       ========         =======

13 WEEKS ENDED JUNE 30, 2001 COMPARED TO THE 13 WEEKS ENDED JULY 1, 2000

     As of June 30, 2001, there were 434 Company-owned stores and 927 franchised or licensed stores in operation. The store activity for the 13 weeks ended June 30, 2001 and July 1, 2000 is summarized as follows:

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

     FRANCHISING REVENUES. Franchising revenues decreased $298,000, or 4.9 percent, from $6.1 million to $5.8 million for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000. Franchising revenues were negatively impacted primarily by lower initial franchise fees in the current period and 40, or 4.1 percent, fewer franchised stores open at June 30, 2001. Sales of cookie dough to Great American franchisees were flat during the current quarter when compared to the prior year period.

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

     COST OF SALES. Total cost of sales decreased $222,000, or 2.0 percent, from $11.0 million to $10.8 million for the 13 weeks ended June 30, 2001 compared to the 13 weeks ended July 1, 2000. Cost of sales as a percent of net store and food sales remained consistent at 33.7 percent for the 13 weeks ended June 30, 2001 compared to 33.8 percent for the 13 weeks ended July 1, 2000.

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

     TOTAL OTHER. Interest expense for the 13 weeks ended June 30, 2001, decreased by $1.0 million, or 16.5 percent, compared to the prior year period. This was due to the early extinguishment of debt in March 2001 and to lower interest rates incurred under the Company's line of credit. Interest income for the 13 weeks ended June 30, 2001 was comparable to the 13 weeks ended July 1, 2000. Other, net was comparable for the 13 weeks ended June 30, 2001 to the 13 weeks ended July 1, 2000.

26 WEEKS ENDED JUNE 30, 2001 COMPARED TO THE 26 WEEKS ENDED JULY 1, 2000

     As of June 30, 2001, there were 434 Company-owned stores and 927 franchised or licensed stores in operation. The store activity for the 26 weeks ended June 30, 2001 and July 1, 2000 is summarized as follows:

COMPANY-OWNED AND FRANCHISED OR LICENSED STORE ACTIVITY              JUNE 30, 2001               JULY 1, 2000
                                                                 ----------------------     ----------------------
                                                                 COMPANY-    FRANCHISED     COMPANY-    FRANCHISED
                                                                  OWNED     OR LICENSED      OWNED     OR LICENSED
                                                                 --------   -----------     --------   -----------
Stores open as of the beginning of the 26 weeks ended ....          440           931           462           981
     Stores opened (including relocations) ...............            9            36             4            77
     Stores closed (including relocations) ...............          (15)          (40)          (21)          (98)
     Stores sold to franchisees ..........................           (4)            4            (6)            6
     Non-continuing (exit plan) stores closed ............           --            --            (3)           (1)
     Non-continuing (exit plan) stores franchised ........           --            --            (3)            3
     Stores acquired from franchisees ....................            4            (4)            1            (1)
                                                                   ----          ----          ----          ----
Stores open as of the end of the 26 weeks ended ..........          434           927           434           967
                                                                   ====          ====          ====          ====

REVENUES

     NET STORE AND FOOD SALES: Total net store sales decreased $1.0 million, or
1.6 percent from $66.4 million to $65.4 million for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. The decrease was due to having 6, or 14.0 percent, fewer stores open at the beginning of the period for fiscal year 2001 compared to the fiscal period in 2000. Also, sales decreased 4.5 percent for mall stores that had been open one year or more when compared to the same prior year period. Mail order sales for the 26 weeks ended June 30, 2001 increased $1.2 million, or 38.2 percent, compared to the 26 weeks ended July 1, 2000.

     FRANCHISING REVENUES. Franchising revenues decreased $517,000 or 4.3 percent, from $12.0 million to $11.5 million for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. Franchising revenues were negatively impacted primarily by lower initial franchise fees in the current period and 40, or 4.1 percent, fewer franchised stores open at June 30, 2001. Sales of cookie dough to Great American franchises were flat during the current period when compared to the prior year period.

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

OPERATING COSTS AND EXPENSES

     SELLING AND STORE OCCUPANCY COSTS. Total selling and store occupancy costs increased $263,000, or 0.7 percent, from $36.7 million to $36.9 million for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. The increase is attributable to increased labor costs.

     COST OF SALES. Total cost of sales decreased $543,000, or 2.5 percent, from $22.0 million to $21.5 million for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. Cost of sales of net store and food sales decreased 0.3 percentage points from 33.1 percent to 32.8 percent for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000.

     STORE CLOSURE BENEFIT. Store closure benefit was comparable for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $3.3 million, or 28.7 percent, from $11.5 million to $14.8 million for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 2000. The increase in general and administrative expenses was primarily attributable to costs associated with managing TCBY under the management agreement discussed above. The Company expects general and administrative costs to continue at the current level as it manages and operates TCBY's business. However, these increased costs will be offset by the management fee revenue received from TCBY.

     DEPRECIATION AND AMORTIZATION. Total depreciation and amortization expense for the 26 weeks ended June 30, 2001 was comparable to the 26 weeks ended July 1, 2000.

     TOTAL OTHER. Interest expense for the 26 weeks ended June 30, 2001 decreased $1.2 million, or 9.9 percent, compared to the prior period. This was due to early extinguishment of debt in March 2001 and lower interest rates incurred under the Company's line of credit. Interest income for the 26 weeks ended June 30, 2001 was comparable to the 26 weeks ended July 1, 2000. Other, net income increased by $60,000, from $35,000 to $95,000 for the 26 weeks ended June 30, 2001 compared to the 26 weeks ended July 1, 1000. The increase is primarily due to gain or loss on stores closed or franchised in the current period versus the prior period.

     EXTRAORDINARY ITEM. The company recognized an extraordinary gain in the amount of $5.3 million during the 26 weeks ended June 30, 2001 in connection with the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     Mrs. Fields' Holding's principal sources of liquidity are cash flows from operating activities, cash on hand and available borrowings under Mrs. Fields' Holding's existing revolving credit facility. As of June 30, 2001, Mrs. Fields' Holding had $2.4 million of cash and cash equivalents on hand and approximately $5.1 million additional borrowings available under its revolving credit facility and $3.1 million under a capital lease facility. Mrs. Fields' Holding expects to use its existing cash, cash flows from operating activities and its credit facility to provide working capital, finance capital expenditures and to meet debt service requirements, including the December 1, 2001 interest payment of approximately $7.0 million on its long term debt. Based on current operations, Mrs. Fields' Holding believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes on both a short and long-term basis. There can be no assurance, however, that Mrs. Fields' Holding's business will continue to generate cash flows at or above current levels.

JUNE 30, 2001 COMPARED TO DECEMBER 30, 2000

     As of June 30, 2001, Mrs. Fields' Holding had liquid assets (cash and cash equivalents and receivables) of $10.9 million, a decrease of 21.6 percent, or $3.0 million, from December 30, 2000 when liquid assets were $13.9 million. Cash decreased $2.3 million, or 49.2 percent, to $2.4 million at June 30, 2001 from $4.7 million at December 30, 2000.

     Mrs. Fields' Holding's working capital deficit increased by $1.3 million, or 15.9 percent, to a deficit of $9.9 million at June 30, 2001 from a deficit of $8.6 million at December 30, 2000. The increase is due to a $616,000 decrease in current assets, primarily balances due from franchisees and licensees and cash offset by an increase in prepaid rent, compared to a $748,000 increase in current liabilities, primarily bank overdraft and borrowings under the line of credit less a decrease in accounts payable.

     Long-term assets decreased $9.1 million, or 5.1 percent, to $162.6 million at June 30, 2001 from $171.7 million at December 30, 2000. This decrease was primarily the result of scheduled depreciation and amortization of property and equipment, goodwill and deferred loan costs and the retirement of loan cost due to the extinguishment of debt.

     Mrs. Fields' Holding's operating activities utilized cash of $3.5 million for the 26 weeks ended June 30, 2001, primarily from the payment of expenses incurred during the busy holiday season in December 2000, but not paid until January.

     Mrs. Fields' Holding utilized $4.8 million of cash in investing activities during the 26 weeks ended June 30, 2001, primarily for capital expenditures relating to new store construction, store remodels and renovations.

     Mrs. Fields' Holding generated $5.9 million in cash from financing activities during the 26 weeks ended June 30, 2001, primarily due to draws on the line of credit, bank overdrafts and issuance of common and preferred stock offset by a reduction in long-term debt.

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

     In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes the accounting treatment as it applies to goodwill and other intangibles assets after the assets have been initially recognized in the financial statements. These changes include non-amortization of goodwill over a pre-determinable, finite life; rather the goodwill and intangibles would have indefinite useful lives. The statement requires annual assessment for any impairment of the carrying value of the assets based upon an estimation of the fair value of the reporting unit to which the assets pertain. The effective date of this statement is for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 for its fiscal year beginning December 30, 2001. Upon adoption of SFAS No. 142, the Company will stop amortization of goodwill that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test and has not yet determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

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