Form 10-Q
period 2001-09-29
MRS FIELDS HOLDING CO INC
filed 2001-11-13
CIK 1071629

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: SEPTEMBER 29, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period from             to
                               -----------    -------------

Commission File Number: 333-67393


                       MRS. FIELDS' HOLDING COMPANY, INC.
               (Exact name of registrant specified in its charter)


            DELAWARE                                        87-0563475
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)


 2855 EAST COTTONWOOD PARKWAY, SUITE 400
          SALT LAKE CITY, UTAH                             84121-7050
----------------------------------------        --------------------------------
(Address of principal executive offices)                   (Zip code)


                                 (801) 736-5600
                                 ---------------
              (Registrant's telephone number, including area code)


                                       N/A
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               /X/ yes    / / no


The registrant had 100 shares of common stock, $0.001 par value, outstanding at November 13, 2001.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets as of
       September 29, 2001 and December 30, 2000 ..............................     3

     Condensed Consolidated Statements of Operations for the 13 Weeks
       Ended September 29, 2001 and September 30, 2000 .......................     5

     Condensed Consolidated Statements of Operations for the 39 Weeks
       Ended September 29, 2001 and September 30, 2000 .......................     6

     Condensed Consolidated Statements of Cash Flows for the 39 Weeks
       Ended September 29, 2001 and September 30, 2000 .......................     7

     Notes to Condensed Consolidated Financial Statements ....................     8

ITEM 2. Managements Discussion and Analysis of Financial Condition and
        Results of Operations ................................................    16

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk ............    23

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings ....................................................    24

ITEM 5. Other Information ....................................................    24

ITEM 6. Exhibits and Reports on Form 8-K .....................................    24


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                     ASSETS


                                                              SEPTEMBER 29,      DECEMBER 30,
                                                                  2001              2000
                                                              -------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents ............................         $   3,232          $   4,690
  Accounts receivable, net of allowance for
    doubtful accounts of $232 and $547, respectively ...             2,164              4,471
  Amounts due from franchisees and licensees, net
    of allowance for doubtful accounts of $986
    and $758, respectively .............................             5,679              4,353
  Amounts due from affiliates, net .....................                --                365
  Inventories ..........................................             3,759              4,760
  Prepaid rent and other ...............................             1,523                555
  Assets held for sale .................................               835                 --
                                                                 ---------          ---------
       Total current assets ............................            17,192             19,194
                                                                 ---------          ---------
PROPERTY AND EQUIPMENT, at cost:
  Leasehold improvements ...............................            39,486             31,984
  Equipment and fixtures ...............................            28,184             26,477
  Land .................................................               240                240
                                                                 ---------          ---------
                                                                    67,910             58,701
  Less accumulated depreciation and amortization .......           (35,870)           (31,630)
                                                                 ---------          ---------
       Net property and equipment ......................            32,040             27,071
                                                                 ---------          ---------
GOODWILL, net of accumulated amortization
  of $40,919 and $33,584, respectively .................           112,088            121,000
                                                                 ---------          ---------
TRADEMARKS AND OTHER INTANGIBLES, net of accumulated
  amortization of $6,329 and $4,993, respectively ......            12,735             12,129
                                                                 ---------          ---------
DEFERRED LOAN COSTS, net of accumulated
  amortization of $9,746 and $7,684, respectively ......             7,194             10,044
                                                                 ---------          ---------
OTHER ASSETS ...........................................               500              1,440
                                                                 ---------          ---------
                                                                 $ 181,749          $ 190,878
                                                                 =========          =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

                                                             SEPTEMBER 29,      DECEMBER 30,
                                                                 2001               2000
                                                             -------------      ------------
CURRENT LIABILITIES:
    Bank overdraft ....................................         $   3,619          $   2,920
    Bank borrowings under line of credit ..............             5,862                 --
    Current portion of capital lease obligations ......               959                970
    Current portion of long-term debt .................             1,684              1,381
    Accounts payable ..................................            10,555             10,052
    Accrued liabilities ...............................             2,990              4,456
    Amounts due to affiliates, net ....................             1,167                 --
    Accrued salaries, wages and benefits ..............             4,068              3,936
    Accrued interest payable ..........................             4,792              1,142
    Current portion of store closure reserve ..........               784              1,498
    Sales tax payable .................................               710              1,156
    Deferred credits ..................................                73                249
                                                                ---------          ---------
                Total current liabilities .............            37,263             27,760

LONG-TERM DEBT, net of current portion ................           165,472            184,306

STORE CLOSURE RESERVE, net of current portion .........             2,050              2,281

CAPITAL LEASE OBLIGATIONS, net of current portion .....               680              1,412

DEFERRED CREDITS, net of current portion ..............               593                 --
                                                                ---------          ---------
                Total liabilities .....................           206,058            215,759
                                                                ---------          ---------
MINORITY INTEREST .....................................                28                 51
                                                                ---------          ---------
STOCKHOLDER'S DEFICIT:
    Common stock, $.001 par value; 5,000,000 shares
        authorized and 100 and 3,387,019
        shares outstanding, respectively ..............                --                  3
    Additional paid-in capital ........................            54,726             38,816
    Deferred compensation expense .....................                --               (118)
    Accumulated deficit ...............................           (78,929)           (63,547)
    Accumulated other comprehensive loss ..............              (134)               (86)
                                                                ---------          ---------
                Total stockholder's deficit ...........           (24,337)           (24,932)
                                                                ---------          ---------
                                                                $ 181,749          $ 190,878
                                                                =========          =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           13 WEEKS ENDED      13 WEEKS ENDED
                                                                         SEPTEMBER 29, 2001  SEPTEMBER 30, 2000
                                                                         ------------------  ------------------
REVENUES:
    Net store and food sales ..........................................         $ 33,214          $ 34,814
    Franchising .......................................................            5,984             6,060
    Management fee ....................................................            3,072             3,100
    Licensing and other ...............................................              334             1,216
                                                                                --------          --------
        Total revenues ................................................           42,604            45,190
                                                                                --------          --------
OPERATING COSTS AND EXPENSES:
    Selling and store occupancy costs .................................           19,225            17,802
    Cost of sales .....................................................           11,092            11,581
    General and administrative ........................................            9,117             8,683
    Store closure provision (benefit) .................................              249              (321)
    Depreciation and amortization .....................................            6,054             5,515
                                                                                --------          --------
        Total operating costs and expenses ............................           45,737            43,260
                                                                                --------          --------
            (Loss) income from operations .............................           (3,133)            1,930
                                                                                --------          --------
OTHER INCOME (EXPENSE), net:
    Interest expense ..................................................           (5,367)           (6,117)
    Interest income ...................................................               15                12
    Other expense, net ................................................              (26)             (175)
                                                                                --------          --------
        Total other expense, net ......................................           (5,378)           (6,280)
                                                                                --------          --------
            Loss before provision for income
                taxes, minority interest,
                and redeemable preferred
                stock dividends and accretion .........................           (8,511)           (4,350)
PROVISION FOR INCOME TAXES ............................................             (129)               (5)
                                                                                --------          --------
            Loss before minority interest, and redeemable
                preferred stock dividends and accretion ...............           (8,640)           (4,355)
MINORITY INTEREST .....................................................                4                 9
                                                                                --------          --------
            Loss before preferred stock dividends and accretion .......           (8,636)           (4,346)
LESS REDEEMABLE PREFERRED STOCK DIVIDENDS AND ACCRETION ...............             (748)               --
                                                                                --------          --------
            Net loss applicable to common shares ......................         $ (9,384)         $ (4,346)
                                                                                ========          ========
COMPREHENSIVE LOSS:
    Net loss applicable to common shares ..............................         $ (9,384)         $ (4,346)
    Foreign currency translation adjustment ...........................              (13)               (6)
                                                                                --------          --------
            Comprehensive loss ........................................         $ (9,397)         $ (4,352)
                                                                                ========          ========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                        39 WEEKS ENDED        39 WEEKS ENDED
                                                      SEPTEMBER 29, 2001    SEPTEMBER 30, 2000
                                                      ------------------    ------------------
REVENUES:
  Net store and food sales .........................        $  98,601             $ 101,249
  Franchising ......................................           17,510                18,103
  Management fee ...................................            9,347                 4,433
  Licensing and other ..............................            2,839                 1,577
                                                            ---------             ---------
    Total revenues .................................          128,297               125,362
                                                            ---------             ---------
OPERATING COSTS AND EXPENSES:
  Selling and store occupancy costs ................           56,195                54,509
  Cost of sales ....................................           32,550                33,582
  General and administrative .......................           23,869                20,143
  Store closure provision (benefit) ................               74                  (521)
  Depreciation and amortization ....................           18,067                17,527
                                                            ---------             ---------
    Total operating costs and expenses .............          130,755               125,240
                                                            ---------             ---------
      Income (loss) from operations ................           (2,458)                  122
                                                            ---------             ---------
OTHER INCOME (EXPENSE), net:
  Interest expense .................................          (16,600)              (18,585)
  Interest income ..................................               50                    57
  Other income (expense), net ......................               78                  (110)
                                                            ---------             ---------
    Total other expense, net .......................          (16,472)              (18,638)
                                                            ---------             ---------
      Loss before provision for income taxes,
        minority interest, extraordinary item
        and redeemable preferred stock dividends
        and accretion ..............................          (18,930)              (18,516)
PROVISION FOR INCOME TAXES .........................             (142)                  (20)
                                                            ---------             ---------
      Loss before minority interest,
        extraordinary item, and redeemable
        preferred stock dividends and accretion ....          (19,072)              (18,536)
MINORITY INTEREST ..................................                8                    (6)
                                                            ---------             ---------
      Loss before extraordinary item and preferred
        stock dividends and accretion ..............          (19,064)              (18,542)
EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT
  OF DEBT, net of tax ..............................            5,343                    --
                                                            ---------             ---------
      Net loss .....................................          (13,721)              (18,542)
LESS REDEEMABLE PREFERRED STOCK DIVIDENDS
  AND ACCRETION ....................................           (1,661)                   --
                                                            ---------             ---------
      Net loss applicable to common shares .........        $ (15,382)            $ (18,542)
                                                            =========             =========
COMPREHENSIVE LOSS:
  Net loss applicable to common shares .............        $ (15,382)            $ (18,542)
  Foreign currency translation adjustment ..........              (48)                  (81)
                                                            ---------             ---------
      Comprehensive loss ...........................        $ (15,430)            $ (18,623)
                                                            =========             =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                      39 WEEKS ENDED       39 WEEKS ENDED
                                                                    SEPTEMBER 29, 2001   SEPTEMBER 30, 2000
                                                                    ------------------   ------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................................            $(13,721)            $(18,542)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Extraordinary gain ....................................              (5,343)                  --
      Depreciation and amortization .........................              18,067               17,527
      Amortization of deferred loan costs and
        discounts on notes ..................................               5,207                6,762
      Deferred compensation .................................                (231)                  --
      (Gain) loss on sale of assets .........................                 (80)                 366
      Minority interest .....................................                 (23)                   6
      Changes in operating assets and liabilities:
        Accounts receivable, net ............................               2,622                 (185)
        Amounts due from franchisees and licensees, net .....              (1,326)                 (71)
        Amounts due from/to affiliates ......................               1,532                   --
        Inventories .........................................               1,001                  581
        Prepaid rent and other ..............................                (968)                (648)
        Assets held for sale ................................                (835)                  --
        Accounts payable ....................................                 503               (4,112)
        Store closure reserve ...............................                (945)              (2,294)
        Accrued liabilities .................................              (1,050)              (1,115)
        Accrued interest payable ............................               3,650                3,384
        Other ...............................................                 245                  (66)
                                                                         --------             --------
          Net cash provided by operating activities                         8,305                1,593
                                                                         --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ........................             (13,828)              (4,363)
  Purchase of intangible assets .............................                (972)                  --
  Proceeds from the sale of assets ..........................                 158                   --
                                                                         --------             --------
          Net cash used in investing activities .............             (14,642)              (4,363)
                                                                         --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Reduction of long-term debt ...............................                (891)                (570)
  Bank overdraft ............................................                 699                   --
  Borrowings under the line of credit .......................               5,862                2,050
  Principal payments on capital lease obligations ...........                (743)                (688)
  Payment of debt financing costs ...........................                  --                 (494)
  Reduction of preferred stock ..............................                  --               (1,070)
                                                                         --------             --------
          Net cash provided by (used in) financing activities               4,927                 (772)
                                                                         --------             --------
  Effect of foreign currency exchange rates .................                 (48)                 (81)
                                                                         --------             --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ...................              (1,458)              (3,623)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ........               4,690                4,919
                                                                         --------             --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ..............            $  3,232             $  1,296
                                                                         ========             ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ....................................            $  7,721             $ 12,827
                                                                         ========             ========
  Cash paid for income taxes ................................            $    172             $    219
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

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Holding Company, Inc. and subsidiaries ("Mrs. Fields' Holding" or the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields' Holding as of September 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2000 contained in Mrs. Fields' Holding's annual report on Form 10-K.

     The results of operations for the 13 and 39 weeks ended September 29, 2001 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 29, 2001. Loss per share information is not presented as Mrs. Fields' Holding is wholly owned by Mrs. Fields Famous Brands and therefore, its shares are not publicly traded.

     Mrs. Fields' Holding is a holding company and does not have any material operations other than ownership of all of the capital stock of Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields") and the operation of 20 Pretzel Time stores acquired from a franchisee in October 2000.

(2)  IMPACT OF EVENTS OF SEPTEMBER 11, 2001

     The events of September 11, 2001 deeply impacted the retail sector, which was already experiencing difficulties from the slowing economy. As a result of the September 11, 2001 tragedies, the Company lost one of its core stores located in the World Trade Center. Additionally, a corporate store located in close proximity to the attack suffered some inventory loss and property damage.

     The financial impact to these two stores includes property and damage losses, comprised of inventory, equipment, fixtures and facilities as well as the loss of future store contribution of the World Trade Center store. In addition, the Company's stores, as well as franchised locations, suffered immediate impact as a result of the attacks. The Company incurred losses of product prepared for the business day of September 11, 2001 as a result of mall closures immediately after the attacks. Consumer confidence reached a fifth month of all time lows as concerns over the economy and impact of a war effort depressed consumer spending.

     The impact on the retail sector is visible in overall same store sales trends of the nation's leading mall-based department stores. In August 2001 these department stores reported same store comparable sales increases of 1.3 percent for the month and a sales decreases year-to-date of 1.7 percent For the month of September, mall based department stores reported same store comparable sales decreases of 6.1 percent and decreases of 2.4 percent year-to-date.

     Company-owned stores were impacted in a similar manner. In August, the Company's year-over-year same store comparable sales experienced a 2.9 percent decrease. Immediately after the attacks, same store comparable sales declined to an 8.6 percent decrease on a year-over-year basis, leveling off at the end of the month at a negative 6.3 percent as consumers began to return to the malls.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     Management has made an preliminary estimate of damages and losses resulting from the September 11, 2001 attacks as follows:

     Contribution lost:
        Retail sales - mall closures September 11th      $   229,000
        Sales trends after September 11th                    472,000
        Associated cost of sales                            (182,000)
                                                         -----------
                                                             519,000
        Inventory on racks - September 11th                   97,000
        Retail labor costs - September 11th                   39,000
        Mailorder contribution lost                           40,000
                                                         -----------
        Total lost contribution                              695,000
        Inventory lost - store in proximity of WTC            25,000
        Property and equipment stores in proximity
           of the WTC (net book value)                       315,000
                                                         -----------
               Total                                     $ 1,035,000
                                                         ===========

     While it is too early to determine all the damages and losses, management believes that the above property, equipment and inventory losses are substantially covered by insurance, including business interruption for contribution losses extending longer than 24 hours and directly related to the September 11th events.

     The general economic slowdown and the events of September 11th have negatively impacted our operating results during the first nine months of 2001 and may continue to adversely impact the results of operations.

(3)  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period's condensed consolidated financial statements to conform with the current period's presentation.

(4)  STORE CLOSURE RESERVE

     Mrs. Fields' Holding's management reviews the historical and projected operating performance of its stores on a periodic basis to identify under-performing stores for impairment of net property investment or for targeted closing. The Company's policy is to recognize a loss for that portion of the net property investment determined to be impaired. Additionally, when a store is identified for targeted closing, either as part of a business combination or from ongoing operations, the Company's policy is to record a reserve for the costs of closing the store, which are predominately estimated lease termination costs. Lease termination costs include both one-time settlement payments and continued contractual payments over the term of the original lease agreement where no settlement can be resolved with the landlord. As a result, even though a store was closed in a prior period, a portion of the store closure reserve will remain until all cash payments have been made. The Company does not accrue for future expected operating losses. If and when a reserve that was established as part of purchase accounting is not fully utilized, the Company reduces the reserve to zero and goodwill is adjusted for the corresponding amount. As of September 29, 2001, the remaining store closure reserve was $2.8 million.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

The following table presents a summary of the activity in the store closure reserve during the 39 weeks ended September 29, 2001 and September 30, 2000:

                                        MRS. FIELDS INC. AND
                                          ORIGINAL COOKIE                H&M CANADA                  PRETZEL TIME
                                     --------------------------  --------------------------  --------------------------

                                       BUSINESS      COMPANY-      BUSINESS      COMPANY-     BUSINESS      COMPANY-
                                     COMBINATION      OWNED      COMBINATION      OWNED      COMBINATION      OWNED
                                         AND          STORES        AND           STORES        AND           STORES
                                      SUBSEQUENT   UNRELATED TO  SUBSEQUENT    UNRELATED TO  SUBSEQUENT    UNRELATED TO
                                     ADJUSTMENTS   ACQUISITIONS  ADJUSTMENTS   ACQUISITION   ADJUSTMENTS   ACQUISITION
                                     -----------   ------------  -----------   ------------  -----------   ------------
Balance, December 30, 2000 ......      $   863       $ 1,219       $   359       $    85       $    65       $    --

Reversal during the 39 weeks
  ended September 29, 2001 ......         (280)          (60)           (9)           (5)           (3)           --
Utilization for the 39 weeks
  ended September 29, 2001 ......         (238)         (377)          (59)          (44)          (25)           --
Additional reserves for
  continuing company-owned
  stores targeted for closure ...          118           364             6             1            --            --
                                       -------       -------       -------       -------       -------       -------
Balance, September 29, 2001 .....      $   463       $ 1,146       $   297       $    37       $    37       $    --
                                       =======       =======       =======       =======       =======       =======
Balance, January 1, 2000 ........      $ 1,614       $ 1,581       $   536       $   294       $   109       $    86
Reversal during the 39
  weeks ended
  September 30, 2000 ............          (70)           --            --           (26)           --           (44)
Utilization for the 39 weeks
  ended September 30, 2000 ......         (466)         (439)          (89)         (141)          (33)           --
                                       -------       -------       -------       -------       -------       -------
Balance, September 30, 2000 .....      $ 1,078       $ 1,142       $   447       $   127       $    76       $    42
                                       =======       =======       =======       =======       =======       =======

                                    GREAT AMERICAN COOKIES            PRETZELMAKER                       CONSOLIDATED
                                    --------------------------  ---------------------------  ---------------------------------------
                                                                                               TOTAL         TOTAL
                                     BUSINESS        COMPANY-     BUSINESS       COMPANY-      BUSINESS      COMPANY-       TOTAL
                                    COMBINATION      OWNED      COMBINATION       OWNED      COMBINATION      OWNED       BUSINESS
                                       AND           STORES        AND            STORES        AND          STORES     COMBINATIONS
                                    SUBSEQUENT    UNRELATED TO  SUBSEQUENT     UNRELATED TO  SUBSEQUENT   UNRELATED TO  AND COMPANY-
                                    ADJUSTMENTS   ACQUISITION   ADJUSTMENTS    ACQUISITION   ADJUSTMENTS  ACQUISITIONS  OWNED STORES
                                    -----------   -----------   -----------    -----------   -----------  ------------  ------------
Balance, December 30, 2000 ......     $ 1,113       $    --       $    75       $    --       $ 2,475       $ 1,304       $ 3,779

Reversal during the 39 weeks
  ended September 29, 2001 ......        (158)           --            --            --          (450)          (65)         (515)
Utilization for the 39 weeks
  ended September 29, 2001 ......        (219)           --           (21)          (45)         (562)         (466)       (1,028)
Additional reserves for
  continuing company-owned
  stores targeted for closure ...          --            --            28            81           152           446           598
                                      -------       -------       -------       -------       -------       -------       -------
Balance, September 29, 2001 .....     $   736       $    --       $    82       $    36       $ 1,615       $ 1,219       $ 2,834
                                      =======       =======       =======       =======       =======       =======       =======
Balance, January 1, 2000 ........     $ 1,674       $   545       $   105       $   650       $ 4,038       $ 3,156       $ 7,194
Reversal during the 39
  weeks ended
  September 30, 2000 ............          --          (151)           --          (230)          (70)         (451)         (521)
Utilization for the 39 weeks
  ended September 30, 2000 ......        (405)         (160)          (23)          (17)       (1,016)         (757)       (1,773)
                                      -------       -------       -------       -------       -------       -------       -------
Balance, September 30, 2000 .....     $ 1,269       $   234       $    82       $   403       $ 2,952       $ 1,948       $ 4,900
                                      =======       =======       =======       =======       =======       =======       =======

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     The following table presents a summary of activity for stores originally identified to be closed or franchised in connection with the applicable business combination for the 39 weeks ended September 30, 2000. All such stores were closed, franchised or removed from the store closure plan during fiscal 2000.

                                                  MRS. FIELDS INC. AND        GREAT AMERICAN
                                                    ORIGINAL COOKIE              COOKIES               CONSOLIDATED
                                                  --------------------    --------------------     ---------------------
                                                  TO BE       TO BE       TO BE       TO BE        TO BE        TO BE
                                                  CLOSED   FRANCHISED     CLOSED    FRANCHISED     CLOSED     FRANCHISED
                                                  ------   ----------     ------    ----------     ------     ----------
Balance, January 1, 2000....................         --            14          6             1          6            15
Stores closed, franchised, or
removed during the 39 weeks ended
September 30, 2000..........................         --           (12)         (3)          (1)        (3)          (13)
                                                  -----       -------      ------      -------      -----       -------
Balance, September 30, 2000.................         --             2           3           --          3             2
                                                  =====       =======      ======      =======      =====       =======

     The following table presents a summary of activity for stores Mrs. Fields' Holding identified to be closed or franchised that were not originally identified to be closed or franchised in connection with a business combination for the 39 weeks ended September 30, 2000. All such stores were closed, franchised, or removed from the store closure plan in fiscal 2000.

                                                  MRS. FIELDS INC. AND
                                                    ORIGINAL COOKIE           PRETZEL TIME             CONSOLIDATED
                                                  --------------------    --------------------     ---------------------
                                                  TO BE       TO BE       TO BE       TO BE        TO BE        TO BE
                                                  CLOSED   FRANCHISED     CLOSED    FRANCHISED     CLOSED     FRANCHISED
                                                  ------   ----------     ------    ----------     ------     ----------
Balance, January 1, 2000...................          3              4         --             1          3             5
Stores closed, franchised, or
removed during the 39 weeks ended
September 30, 2000.........................          (1)           (2)        --            (1)        (1)           (3)
                                                  -----       -------      ------      -------      -----       -------
Balance, September 30, 2000................          2              2         --            --          2             2
                                                  =====       =======      ======      =======      =====       =======

(5)  TCBY MANAGEMENT AGREEMENT

     Mrs. Fields Holding has entered into a Management Agreement (the "TCBY Management Agreement") with its sister company, TCBY Enterprises, Inc. (together with its parent company and its parent company's subsidiaries, "TCBY") pursuant to which the corporate and administrative functions of TCBY were outsourced to the Company. The Company also oversees the sale of new TCBY franchises and monitors the activities of TCBY franchisees. Under the TCBY Management Agreement, the Company has agreed to manage and operate TCBY's business and pay specified operating and other costs of TCBY in exchange for an annual management fee of $12.4 million in fiscal 2001.

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

     In connection with the amendment and restatement of certain agreements governing TCBY's indebtedness, certain terms of the TCBY Management Agreement were amended to provide for the retention of certain amounts payable

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

under the TCBY Management Agreement, the release of such amounts based on compliance with a ratio test under TCBY's credit agreement, and that the payment of management fees and certain other amounts to be received by the Company under the TCBY Management Agreement would, under certain circumstances, be subordinated to certain indebtedness of TCBY. The amendment also reflects changes to the TCBY Management Agreement relating to (i) the allocation of certain manufacturing costs savings among the Company, TCBY and the dairy processing plant, and (ii) the payment of the $2.4 million expense reimbursement related to the transfer of the management function of TCBY to Salt Lake City, Utah. The retained amount at September 29, 2001 was $500,000 and is included in the September 29, 2001 Balance Sheet as part of amounts due to affiliates, net.

     Amounts due to/from affiliates are comprised of amounts due from TCBY and other related parties. The Company has a payable of approximately $3 million to TCBY for the purchase of equipment from a subsidiary of TCBY. This payable is offset by receivables of approximately $43,000 from Mrs. Fields' Famous Brands, $145,000 from a minority-owned subsidiary and $1.6 million from TCBY for the annual management fee, various marketing expenditures incurred on behalf of TCBY's advertising fund and the sale of inventory from the Company to TCBY.

     During the 39 weeks ended September 29, 2001, the Company capitalized $570,000 of franchise fees paid to TCBY as intangible assets in connection with the roll out of TCBY products in 45 Company-owned stores.

(6)  PREFERRED STOCK ISSUANCE AND DEBT EXTINGUISHMENT

     In March 2001, the Company issued 14,723 shares of 16.5% Cumulative Preferred Stock due 2006 (the "Preferred Stock") at a price of $1,000 per share for net proceeds of approximately $14.5 million in a private offering (the "Offering"). In connection with the Offering, the Company issued 110,201 shares of common stock, which were recorded as a discount to the Preferred Stock based upon the relative fair values of the respective securities.

     The net proceeds from the Offering were used to repurchase approximately $27.1 million principal amount of the Company's 14% Senior Secured Discount Notes for approximately $14.5 million. Approximately $11.5 million of the principal amount repurchased was purchased from the Company's majority stockholder, who had recently acquired the notes from a third party. The balance of the notes were purchased directly from a third party. The terms upon which the notes were repurchased were substantially identical for both the Company's majority stockholder and the third party. The Company recorded a $5.3 million extraordinary gain on the retirement of all of the notes repurchased, net of the write-off of the related debt issuance costs and original issue discount, during the 39 weeks ended September 29, 2001.

     On September 29, 2001, the Preferred Stock was retired as part of a reorganization. See note 7 to the Combined Consolidated Financial Statements and "Overview" in Item 2. Management's Discussion And Analysis Of Financial condition And Results Of Operations.

(7)  MERGER AGREEMENT

     On September 29, 2001, Mrs. Fields' Holding completed a reorganization (the "Mrs. Fields Reorganization"), pursuant to which the stockholders and optionholders of Mrs. Fields' Holding contributed their shares of common stock, preferred stock and options to Mrs. Fields Famous Brands, Inc., a Delaware corporation ("Holdco"), in exchange for the same number of shares of common stock of Holdco, preferred stock of Holdco and Holdco options with essentially the same terms, except that the holders of the Holdco preferred stock have the right to vote together with the holders of the Holdco common stock on matters submitted to the vote of the common stockholders .

     Immediately following the Mrs. Fields Reorganization, a wholly owned subsidiary of Holdco merged (the "Merger") with and into TCBY Holding Company, Inc. ("TCBYH"). As a result of the Mrs. Fields Reorganization and the Merger, Mrs. Fields' Holding and TCBYH have become first tier subsidiaries of Holdco. See also "Overview" in ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     No "change of control" of Mrs. Fields' Holding or its subsidiaries occurred under the Indenture governing the 14% Senior Secured Discount Notes due 2005, the Indenture governing the 10 1/8% Senior Notes due 2004, or agreements governing Mrs. Fields' Holdings' other indebtedness.

(8)  REPORTABLE SEGMENTS

     Management evaluates performance at Mrs. Fields' Holding using two reportable operating segments; namely, (1) Company-owned stores and related activity and (2) franchising and licensing activity. The segments are determined by revenue source; direct sales or royalties and license fees. The Company-owned stores segment consists of cookie, pretzel, and combination stores owned and operated by Mrs. Fields' Holding and sales from its catalog / e-tailing business. The franchising and licensing segment consists of cookie and pretzel stores, which are owned and operated by third parties who pay Mrs. Fields' Holding an initial franchise fee and monthly royalties based on a percentage of gross sales, sales of cookie dough manufactured by the Company to its franchisees, and other licensing activity not related to cookie or pretzel stores. Sales and transfers between segments are eliminated in consolidation.

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

                                         COMPANY-OWNED         FRANCHISING,
                                        STORES, INCLUDING       LICENSING,
                                        CATALOG/E-TAILING       AND OTHER             TOTAL
                                        -----------------      ------------         ---------
13 WEEKS ENDED SEPTEMBER 29, 2001
Segment revenues ....................        $ 33,128            $  6,404            $ 39,532
Contribution margin .................           5,003               4,212               9,215

13 WEEKS ENDED SEPTEMBER 30, 2000
Segment revenues ....................        $ 34,814            $  7,276            $ 42,090
Contribution margin .................           7,861               4,846              12,707

39 WEEKS ENDED SEPTEMBER 29, 2001
Segment revenues ....................        $ 98,515            $ 20,435            $118,950
Contribution margin .................          16,388              13,817              30,205

39 WEEKS ENDED SEPTEMBER 30, 2000
Segment revenues ....................        $101,249            $ 19,680            $120,929
Contribution margin .................          20,247              12,591              32,838

The reconciliation of contribution margin to net loss is as follows (dollars in thousands):

                                                  13 WEEKS ENDED       13 WEEKS ENDED       39 WEEKS ENDED       39 WEEKS ENDED
                                                SEPTEMBER 29, 2001   SEPTEMBER 30, 2000   SEPTEMBER 29, 2001   SEPTEMBER 30, 2000
                                                ------------------   ------------------   ------------------   ------------------
Contribution Margin .........................        $  9,215             $ 12,707             $ 30,205             $ 32,838
Management fee revenue ......................           3,072                3,100                9,347                4,433
General and administrative expense (1) ......          (9,366)              (8,362)             (23,943)             (19,622)
                                                     --------             --------             --------             --------
      EBITDA (2) ............................           2,921                7,445               15,609               17,649
Depreciation and amortization ...............          (6,054)              (5,515)             (18,067)             (17,527)
Interest expense ............................          (5,367)              (6,117)             (16,600)             (18,585)
Other, Net ..................................            (884)                (159)              (1,667)                 (79)
                                                     --------             --------             --------             --------
      Net loss before extraordinary item ....          (9,384)              (4,346)             (20,725)             (18,542)
Extraordinary item ..........................              --                   --                5,343                   --
                                                     --------             --------             --------             --------
      Net loss ..............................        $ (9,384)            $ (4,346)            $(15,382)            $(18,542)
                                                     ========             ========             ========             ========

(1)  Includes store closure benefit and provision.

(2) EBITDA consists of earnings before depreciation, amortization, interest, income taxes, minority interest and other income or expense. EBITDA is not intended to represent cash flows from operations as defined by accounting principles generally accepted in the United States and should not be considered as an alternative to net income (loss) as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA has been included in this presentation because it is one of the indicators by which Mrs. Fields' Holding assesses its financial performance and its capacity to service its debt.

               MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


Geographic segment information is as follows (dollars in thousands):

                                             DOMESTIC       INTERNATIONAL       DOMESTIC        INTERNATIONAL         DOMESTIC
                                             COMPANY-          COMPANY-       FRANCHISING        FRANCHISING         MANAGEMENT
TOTAL REVENUES                             OWNED STORES      OWNED STORES    AND LICENSING      AND LICENSING       FEE REVENUE
--------------                             ------------      ------------    -------------      -------------       -----------
13 weeks ended September 29, 2001 ...          $ 33,128            $ --          $  6,338          $     66            $  3,072
13 weeks ended September 30, 2000 ...            34,814              --             7,187                89               3,100
39 weeks ended September 29, 2001 ...            98,515              --            20,215               220               9,347
39 weeks ended September 30, 2000 ...           101,249              --            19,454               226               4,433

     Revenues from international franchising and licensing are generated from Canada and Australia with no other countries having material representation. Revenues and income from foreign operations are immaterial.

     One customer who manufactures and sells ready-to-eat cookies, under our registered trademarks, accounted for 93.4 percent, or $2.7 million, of the licensing and other revenue during the 39 weeks ended September 29, 2001. No customers accounted for more than 10 percent of Mrs. Fields' Holding's total revenues or individual segment's revenues during the 39 weeks ended September 30, 2000.

(9)  TAX SHARING DISTRIBUTION

     On the closing date of the Mrs. Fields Reorganization, Mrs. Fields' Holding and its subsidiaries, entered into an Amended and Restated Tax Allocation Agreement and a Supplement thereto, in order, among other things, (i) to reflect the fact that Holdco will replace Mrs. Fields' Holding as the common parent of the consolidated tax group, which includes Mrs. Fields' Holding, TCBYH and each of their respective subsidiaries, including the Company (the "Group"), and (ii) to provide for the equitable compensation of Mrs. Fields' Holding or its subsidiaries for the expected utilization of all or a part of certain consolidated net operating loss carryforwards, which existed at Mrs. Fields' Holding' prior to the Mrs. Fields Reorganization and the Merger, by TCBYH and its subsidiaries to offset certain consolidated taxable income of the Group.

(10) BORROWINGS UNDER LINE OF CREDIT

     The Company's credit facility covenants have been amended to require that Mrs. Fields' capital expenditures for the year ended December 29, 2001 shall not exceed $14 million net of stores built and sold to franchisees and that the Company's debt coverage ratio be greater than 0.6 to 1 for the four quarters ended September 29, 2001. The Company was in compliance with these covenants at September 29, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Mrs. Fields' Holding Company, Inc. ("Mrs. Fields' Holding" or the "Company") is a wholly owned subsidiary of Mrs. Fields Famous Brands, Inc., which was established to combine Mrs. Fields' Holding and TCBY Holding Company ("TCBY") under a common parent. (See Note 7 to Condensed Consolidated Financial Statements).

     Capricorn Investors II, L.P., Mrs. Fields' Holding's majority shareholder prior to the combination, acquired a majority interest in Mrs. Fields' Original Cookies, Inc. ("Mrs. Fields") in 1996. In late 1999 and early 2000, Mrs. Fields considered the acquisition of TCBY; however, because of debt limitations imposed upon Mrs. Fields' Holding by an indenture governing its senior notes, Mrs. Fields' Holding could not move forward with an acquisition at that time. Instead, following a determination of Mrs. Fields' Holding's Board of Directors that such an acquisition would not constitute the wrongful taking of a corporate opportunity, Capricorn Investors III, L.P., an affiliate of Capricorn Investors II, L.P., acquired a majority interest in TCBY on June 1, 2000.

     In connection with the acquisition by Capricorn Investors III, L.P., Mrs. Fields' Holding entered into a Management Agreement (the "TCBY Management Agreement") with TCBY and TCBY Systems, LLC, a wholly owned subsidiary of TCBY, pursuant to which the corporate and administrative functions of TCBY were transferred to Mrs. Fields' Holding. Under the TCBY Management Agreement, Mrs. Fields' Holding has agreed to manage and operate TCBY's business, and pay specified operating and other costs of TCBY (including specified costs associated with expenses incurred on behalf of TCBY and the transfer of the management function from Little Rock, Arkansas to Salt Lake City, Utah), in exchange for a management fee paid by TCBY semi-monthly. Revenue generated from the management fee is reported under the caption "Management fee revenue" on the statement of operations. On August 31, 2001, the TCBY Management Agreement was amended to provide for the retention of certain amounts payable and release of such amounts based upon compliance with a ratio test included in a TCBY credit facility and agreed that the payment of management fees and certain other amounts to be received by the Company under the TCBY Management Agreement would, under certain circumstances, be subordinated to certain indebtedness of TCBY. Included in amounts due to affiliates, net on the September 29, 2001 Condensed Consolidated Balance Sheet is $500,000 related to such retention amount. Pursuant to the term of the combination, preferred and common stockholders and option holders of Mrs. Fields Holding shares for the same number of shares and options in Mrs. Fields Famous Brands and all of the preferred shares of Mrs. Fields Holding were retired.

     Mrs. Fields' Holding is a holding company and does not have any material operations other than ownership of all of the capital stock of Mrs. Fields and the operation of 20 Pretzel Time stores held in three subsidiaries; namely, Peachtree Pretzel Time, Inc., Sunshine Pretzel Time Inc., and DMBC, Inc. Mrs. Fields has eight wholly owned operating subsidiaries; namely, Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzel Time, Inc., Pretzelmaker Holdings, Inc., Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H&M Canada, and Pretzelmaker of Canada; and three partially owned subsidiaries.

     Mrs. Fields' Holding, primarily through its Mrs. Fields subsidiary, operates and franchises retail stores, which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of September 29, 2001, Mrs. Fields' Holding owned and operated 155 Mrs. Fields Cookies stores, 48 Original Cookie Company stores, 89 Great American Cookies stores, 37 Hot Sam Pretzels stores, 112 Pretzel Time stores and 9 Pretzelmaker stores in the United States. Additionally, Mrs. Fields has franchised or licensed 837 stores in the United States and 120 stores in several other countries.

     Mrs. Fields' Holding's business follows seasonal trends and is also affected by climate and weather conditions, which in turn affect mall traffic. Because Mrs. Fields' Holding's stores are heavily concentrated in shopping malls, Mrs. Fields' Holding's sales performance is significantly dependent on the performance of those malls. Consumer traffic in the malls is lower in 2001 than experienced in 2000 with retailers attracting 8 percent to 18 percent fewer shoppers in September 2001 compared with prior year levels. Mrs. Fields' Holding typically experiences its highest revenues in the fourth quarter of the calendar year due to the holiday season.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields' Holding and percentage changes from period to period. Data in the table reflect the consolidated results of Mrs. Fields' Holding for the 13 and 39 weeks ended September 29, 2001 and September 30, 2000 (dollars in thousands).

                                              FOR THE 13 WEEKS ENDED        % CHANGE        FOR THE 39 WEEKS ENDED        % CHANGE
                                          ------------------------------      FROM      ------------------------------      FROM
                                          SEPT. 29, 2001  SEPT. 30, 2000  2000 TO 2001  SEPT. 29, 2001  SEPT. 30, 2000  2000 TO 2001
                                          --------------  --------------  ------------  --------------  --------------  ------------
STATEMENT OF OPERATIONS DATA:
REVENUES:
  Net store and food sales ...............  $  33,214       $  34,814         (4.6)       $  98,601       $ 101,249          (2.6)
  Franchising ............................      5,984           6,060         (1.3)          17,510          18,103          (3.3)
  Management fee revenue .................      3,072           3,100         (0.9)           9,347           4,433         110.9
  Licensing and other ....................        334           1,216        (72.5)           2,839           1,577          80.0
                                            ---------       ---------                     ---------       ---------
    Total revenues .......................     42,604          45,190         (5.7)         128,297         125,362           2.3
                                            ---------       ---------                     ---------       ---------
OPERATING COSTS AND EXPENSES:
  Selling and store occupancy costs ......     19,225          17,802          8.0           56,195          54,509           3.1
  Cost of sales ..........................     11,092          11,581         (4.2)          32,550          33,582          (3.1)
  General and administrative .............      9,117           8,683          5.0           23,869          20,143          18.5
  Store closure  provision (benefit) .....        249            (321)          --               74            (521)           --
  Depreciation and amortization ..........      6,054           5,515          9.8           18,067          17,527           3.1
                                            ---------       ---------                     ---------       ---------
    Total operating costs and expenses ...     45,737          43,260          5.7          130,755         125,240           4.4
                                            ---------       ---------                     ---------       ---------
OTHER INCOME (EXPENSE):
  Interest expense .......................     (5,367)         (6,117)       (12.3)         (16,600)        (18,585)        (10.7)
  Interest income ........................         15              12         25.0               50              57         (12.3)
  Other, net .............................       (151)           (171)       (11.7)             (56)           (136)        (58.8)
                                            ---------       ---------                     ---------       ---------
    Total other, net .....................     (5,503)         (6,276)       (12.3)         (16,606)        (18,664)        (11.0)
                                            ---------       ---------                     ---------       ---------
    Net loss before extraordinary item ...     (8,636)         (4,346)        98.7          (19,064)        (18,542)         (2.8)
  Extraordinary item .....................         --              --                         5,343              --            --
                                            ---------       ---------                     ---------       ---------
    Net loss .............................  $  (8,636)      $  (4,346)        98.7        $ (13,721)      $ (18,542)        (26.0)
                                            =========       =========                     =========       =========

     The terrorist attacks of September 11, 2001 negatively impacted the retail sector. The Company experienced negative effects of the attacks on September 11, 2001 including mall closures on the day of the attacks, as well as a decrease in mall traffic on the days following, which resulted in a decrease in overall sales. Prior to the attacks, sales for stores that had been open one year or longer reflected a decrease of 2.5 percent in same store sales for the eight months ended August 25, 2001 when compared to the same prior year period. As a result of the attacks, the same store sales for the month of September reflected a decrease of 6.3 percent. With the general economic slow down, as well as the events of September 11, 2001, the Company anticipates that the decrease in sales activity will continue for an undetermined period of time.

13 WEEKS ENDED SEPTEMBER 29, 2001 COMPARED TO THE 13 WEEKS ENDED
SEPTEMBER 30, 2000

     As of September 29, 2001, there were 450 Company-owned stores and 957 franchised or licensed stores in operation. The store activity for the 13 weeks ended September 29, 2001 and September 30, 2000 is summarized as follows:

COMPANY-OWNED AND FRANCHISED OR LICENSED STORE ACTIVITY                   SEPTEMBER 29, 2001          SEPTEMBER  30, 2000
                                                                       -----------------------      ------------------------
                                                                       COMPANY-     FRANCHISED      COMPANY-      FRANCHISED
                                                                        OWNED      OR LICENSED       OWNED       OR LICENSED
                                                                       --------    -----------      --------     -----------
Stores open as of the beginning of the 13 weeks ended...............        434          947           434          967
     Stores opened (including relocations)..........................         25           27             3           20
     Stores closed (including relocations)..........................        (10)         (16)           (8)         (18)
     Stores sold to franchisees.....................................         (2)           2            (1)           1
     Non-continuing (exit plan) stores closed.......................          -            -             -           (1)
     Non-continuing (exit plan) stores franchised...................          -            -            (1)           1
     Stores acquired from franchisees...............................          3           (3)            -            -
                                                                         ------       ------        ------       ------
Stores open as of the end of the 13 weeks ended.....................        450          957           427          970
                                                                         ======       ======        ======       ======

REVENUES

     NET STORE AND FOOD SALES. Total net store sales decreased $1.6 million, or
4.6 percent, from $34.8 million to $33.2 million for the 13 weeks ended September 29, 2001 compared to the 13 weeks ended September 30, 2000. Decrease in stores and mail order sales comprised 68.5 percent of this decrease. Sales decreased 5.1 percent for mall stores that had been open one year or more when compared to the same prior year period, resulting in a decrease in same store comparable sales of $1.5 million. This was offset by food sales from the 20 store acquired by the Company in October 2000 of $1.1 million. Catalog/e-tailing order sales for the 13 weeks ended September 29, 2001 decreased $337,000, or
17.2 percent, compared to the 13 weeks ended September 30, 2000. The primary reason for the decrease in both the stores and catalog/e-tailing order sales was a result of the general economic slowdown combined with terrorist attacks in September. Also, the catalog/e-tailing business had a larger order in 2000 that did not recur in 2001. Sales of refrigerated cookie dough product in retail markets decreased $852,000, or 81.8 percent, to $189,000 for the 13 weeks ended September 29, 2001, compared to the 13 weeks ended September 30, 2000. The decrease was attributable to a discontinued product line which had a low contribution margin.

     FRANCHISING REVENUES. Franchising revenues decreased $76,000 or 1.3 percent, from $6.1 million to $6.0 million for the 13 weeks ended September 29, 2001 compared to the 13 weeks ended September 30, 2000. This comparability was the result of a general decrease in recurring franchise royalties due to the general economic slow down and 13 fewer franchised locations opened during the current period, offset by initial franchise fees for the period. Sales of cookie dough from our batter facility to our Great American Cookie franchisees were flat during the current quarter compared to the prior year period.

     MANAGEMENT FEE REVENUE. TCBY Management Agreement fee revenue of $3.1 million during the current quarter was comparable to the management fee revenue during the 13 weeks ended September 30, 2000 of $3.1 million.

     LICENSING AND OTHER REVENUES. Licensing revenues decreased $882,000 from $1.2 million to $334,000 for the 13 weeks ended September 29, 2001 compared to the 13 weeks ended September 30, 2000. The decrease in licensing revenues was principally the result of royalty revenues recognized under an agreement with a national manufacturer of cookies for the sale of cookies branded under the Mrs. Fields name. For the 13 week period ended September 29, 2001, the Company recognized licensing revenues of $236,000 while for the same prior year period the company recognized licensing revenue of $707,000. For the most part, this difference is due to the Company recording deferred income under the agreement of $290,000 during the 13 week period ended September 29, 2001. During the 13 weeks ended September 29, 2001, the Company entered into a licensing agreement with a licensee in Japan for specific territories within Japan. Revenue associated with this license agreement is amortized over the initial term of the license of five years or based upon specific opening of franchised units as defined in the licensing agreement.

OPERATING COSTS AND EXPENSES

     SELLING AND STORE OCCUPANCY COSTS. Total selling and store occupancy costs increased $1.4 million, or 8.0 percent, from $17.8 million to $19.2 million for the 13 weeks ended September 29, 2001 compared to the 13 weeks ended September 30, 2000. The increase in selling and store occupancy costs is principally attributable to increased labor costs. Labor costs increased $587,000 from the 13 weeks ended September 30, 2000 to the same period ended September 29, 2001. This increase was the result of general pay increases and the addition of 23 stores that were opened in the 13 week period ended 2001 versus 2000. Store labor costs increased as a percent of store sales by 3.2 percentage points.

     The remaining increase in selling and store occupancy costs was the result of an increase in rents of $308,000 and an increase in other occupancy costs of $429,000 for the 23 additional stores opened during the period of 2001 versus 2000.

     COST OF SALES. Total cost of sales decreased $489,000 or 4.2 percent, from $11.6 million to $11.1 million for the 13 weeks ended September 29, 2001 compared to the 13 weeks ended September 30, 2000. Cost of sales as a percent of sales mix net store and food sales remained consistent at 33.4 percent for the 13 weeks ended September 29, 2001 compared to 33.3 percent for the 13 weeks ended September 30, 2000.

     STORE CLOSURE PROVISION (BENEFIT). Store closure provision was $249,000 for the 13 weeks ended September 29, 2001 compared to a benefit of $321,000 for the 13 weeks ended September 30, 2000. The current quarter expense was a result of inclusion of additional company-owned stores closed during the period.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $434,000, or 5.0 percent, from $8.7 million to $9.1 million for the 13 weeks ended September 29, 2001 compared to the 13 weeks ended September 30, 2000. The increase in general and administrative expenses was primarily attributable to an increase of health insurance costs of $213,000 and a write off of bad debts in the amount of $122,000.

     DEPRECIATION AND AMORTIZATION. Total depreciation and amortization expense increased by $539,000, or 9.8 percent, from $5.5 million to $6.1 million for the 13 weeks ended September 29, 2001 compared to the 13 weeks ended September 30, 2000. The increase is primarily due to depreciation associated with the acquisition of 20 stores from a franchisee in October 2000.

     TOTAL OTHER. Interest expense for the 13 weeks ended September 29, 2001 decreased by $750,000, or 12.3 percent, compared to the prior year period. This was due to the early extinguishment of debt in March 2001 and to lower interest rates incurred under the Company's line of credit. Interest income for the 13 weeks ended September 29, 2001 was comparable to the 13 weeks ended September 30, 2000. Other, net decreased by $20,000, from $171,000 to $151,000 for the 13 weeks ended September 29, 2001 compared to the 13 weeks ended September 30, 2000. The decrease is primarily due to gain or loss on closed or franchised stores in the current quarter versus the prior quarter, offset by a tax provision of $129,000 in the current quarter.

39 WEEKS ENDED SEPTEMBER 29, 2001 COMPARED TO THE 39 WEEKS ENDED
SEPTEMBER 30, 2000

     As of September 29, 2001, there were 450 Company-owned stores and 957 franchised or licensed stores in operation. The store activity for the 39 weeks ended September 29, 2001 and September 30, 2000 is summarized as follows:

COMPANY-OWNED AND FRANCHISED OR LICENSED STORE ACTIVITY                   SEPTEMBER 29, 2001          SEPTEMBER  30, 2000
                                                                       -----------------------      ------------------------
                                                                       COMPANY-     FRANCHISED      COMPANY-      FRANCHISED
                                                                        OWNED      OR LICENSED       OWNED       OR LICENSED
                                                                       --------    -----------      --------     -----------
Stores open as of the beginning of the 39 weeks ended...............       440           951           462           981
     Stores opened (including relocations)..........................        34            63             7            97
     Stores closed (including relocations)..........................       (25)          (56)          (29)         (116)
     Stores sold to franchisees.....................................        (6)            6            (7)            7
     Non-continuing (exit plan) stores closed.......................         -             -            (3)           (2)
     Non-continuing (exit plan) stores franchised...................         -             -            (4)            4
     Stores acquired from franchisees...............................         7            (7)            1            (1)
                                                                       ---------      ------        ------        -------
Stores open as of the end of the 39 weeks ended.....................       450           957           427           970
                                                                       =========      ======        ======        =======

REVENUES

     NET STORE AND FOOD SALES: Total net store sales decreased $2.6 million, or 2.6 percent, from $101.2 million to $98.6 million for the 39 weeks ended September 29, 2001 compared to the 39 weeks ended September 30, 2000. Sales decreased 3.0 percent for mall stores that had been open one year or more when compared to the same prior year period, resulting in a decrease of $3.2 million for same store comparable sales. Additionally, store sales increased $3.5 million as a result of the acquisition of 20 stores from a franchisee in October 2000. This was partially offset by a decrease in store sales of $2.5 million as the result of the timing of the opening of new stores and the closing of existing stores. The decrease in same store comparable sales for the 39 weeks prior was principally due to the general economic slow down and the impact of the events of September 11th. Catalog/e-tailing sales for the 39 weeks ended September 29, 2001 increased $856,000, or 16.8 percent, compared to the 39 weeks ended September 30, 2000 as a result of significant efforts to obtain corporate customers. Sales of refrigerated cookie dough product in retail markets decreased $1.3 million or 66.9 percent to $642,000 for the 39 weeks ended September 29, 2001 compared to $1.9 million for the 39 weeks ended September 30, 2000. This decrease was attributable to discontinued relationships in the retail sales industry.

     FRANCHISING REVENUES. Franchising revenues decreased $593,000 or 3.3 percent, from $18.1 million to $17.5 million for the 39 weeks ended
September 29, 2001 compared to the 39 weeks ended September 30, 2000. Franchising revenues were negatively impacted by the decline in recurring franchise royalties as a result of the decline in sales by franchisees due to the general economic slow down and 13, or 1.3 percent, fewer franchised stores open at September 29, 2001. Sales of cookie dough to Great American franchisees were flat during the current period when compared to the prior year period.

     MANAGEMENT FEE REVENUE. The Company received TCBY Management Agreement revenue of $9.3 million during the 39 weeks ended September 29, 2001 to manage TCBY. The management fee revenue during the 39 weeks ended
September 30, 2000 was $4.4 million representing four months of management fee income.

     LICENSING AND OTHER REVENUES. Licensing revenues increased $1.2 million, from $1.6 million to $2.8 million for the 39 weeks ended September 29, 2001 compared to the 39 weeks ended September 30, 2000. During the 39 weeks ended September 29, 2001, the Company received $950,000 for the sale of certain recipes and royalty revenues of $1.9 million under an agreement with a national manufacturer of cookies for the sale of cookies branded under the Mrs. Fields name and sold through specific retail channels and geographic locations. During the same 39 week period in 2000, the company recognized royalty revenues under this agreement of $707,000.

     During the 39 weeks ended September 29, 2001, the Company entered into a licensing agreement with a licensee in Japan for specific territories within Japan and an agreement with a licensee in Switzerland. The revenue associated with these license agreements is amortized over the term of the license of five years or based upon specific opening of franchised units as defined in the licensing agreement.

OPERATING COSTS AND EXPENSES

     SELLING AND STORE OCCUPANCY COSTS. Total selling and store occupancy costs increased $1.7 million or 3.1 percent, from $54.5 million to $56.2 million for the 39 weeks ended September 29, 2001 compared to the 39 weeks ended September 30, 2000. The increase is attributable to increased labor costs, increased rents and other occupancy costs as result of the addition of 23 stores that were opened in the 39 week period ended 2001 versus 2000.

      COST OF SALES. Total cost of sales decreased $1.0 million or 3.1 percent, from $33.6 million to $32.6 million for the 39 weeks ended September 29, 2001 compared to the 39 weeks ended September 30, 2000. Cost of sales as a percent of net store food sales decreased 0.2 percentage points from 33.2 percent to 33.0 percent for the 39 weeks ended September 29, 2001 compared to the 39 weeks ended September 30, 2000.

     STORE CLOSURE PROVISION (BENEFIT). Store closure provision (benefit) increased $595,000 for the 39 weeks ended September 29, 2001 compared to $521,000 for the 39 weeks ended September 30, 2000 due to the inclusion of additional company-owned stores closed during the 39 weeks ended September 29, 2001.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $3.8 million, or 18.5 percent, from $20.1 million to $23.9 million for the 39 weeks ended September 29, 2001 compared to the 39 weeks ended September 30, 2000. The increase in general and administrative expenses was primarily attributable to costs associated with managing TCBY under the TCBY Management Agreement discussed above. The Company expects general and administrative costs to continue at the current level as it manages and operates TCBY's business. However, these increased costs are expected to be offset by the management fee revenue received from TCBY.

     DEPRECIATION AND AMORTIZATION. Total depreciation and amortization expense increased $540,000, or 3.1 percent, from $17.5 million to $18.1 million for the 39 weeks ended September 29, 2001 compared to the 39 weeks ended September 30, 2000. The increase is primarily due to depreciation associated with the acquisition of 20 stores from a franchisee in October 2000.

     TOTAL OTHER. Interest expense for the 39 weeks ended September 29, 2001 decreased $2.0 million or 10.7 percent compared to the prior period. This was due to early extinguishment of debt in March 2001 and lower interest rates incurred under the Company's line of credit. Interest income for the 39 weeks ended September 29, 2001 was comparable to the 39 weeks ended September 30, 2000. Other, net decreased by $80,000, or 58.8 percent, from $136,000 to $56,000 of income for the 39 weeks ended September 29, 2001 compared to the 39 weeks ended September 30, 2000. The decrease is primarily due to gain or loss on stores closed or franchised in the current period versus the prior period offset by a tax provision of $142,000 in the current period.

     EXTRAORDINARY ITEM. The Company recognized an extraordinary gain in the amount of $5.3 million during the 39 weeks ended September 29, 2001 in connection with the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     Mrs. Fields' Holding's principal sources of liquidity are cash flows from operating activities, cash on hand and available borrowings under Mrs. Fields' Holding's existing revolving credit facility. As of September 29, 2001, Mrs. Fields' Holding had $3.2 million of cash and cash equivalents on hand and approximately $2.6 million additional borrowings available under its revolving credit facility. Mrs. Fields' Holding expects to use its existing cash, cash flows from operating activities and its credit facility to provide working capital, finance capital expenditures and to meet debt service requirements, including the December 1, 2001 interest payment of approximately $7.0 million on its long-term debt. Based on current operations, Mrs. Fields' Holding believes that its sources of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes on both a short and long-term basis. There can be no assurance, however, that Mrs. Fields' Holding's business will continue to generate cash flows at or above current levels.

     Mrs. Fields' credit facility covenants have been amended to require that Mrs. Fields' capital expenditures for the year ended December 29, 2001 shall not exceed $14 million net of capital expenditures incurred on stores built and sold to franchisees and that Mrs. Fields' debt coverage ratio be greater than 0.6 to 1 for the four quarters ended September 29, 2001. In the event that Mrs. Fields' is unsuccessful in selling a sufficient number of such stores to franchisees, Mrs. Fields' might be in non-compliance with the debt covenants in the future. In the event of non-compliance, management believes they would be successful in obtaining any waivers and/or adjustments to the debt covenants required to allow the Company to continue to borrow under the credit facility. Mrs. Fields was in compliance with these covenants at September 29, 2001.

SEPTEMBER 29, 2001 COMPARED TO DECEMBER 30, 2000

     As of September 29, 2001, Mrs. Fields' Holding had liquid assets (cash and cash equivalents and receivables) of $11.1 million, a decrease of 20.2 percent, or $2.8 million, from December 30, 2000 when liquid assets were $13.8 million. Cash decreased $1.5 million, or 31.1 percent, to $3.2 million at September 29, 2001 from $4.7 million at December 30, 2000.

     Mrs. Fields' Holding's working capital deficit increased by $11.5 million, or 134.3 percent, to a deficit of $20.1 million at September 29, 2001 from a deficit of $8.6 million at December 30, 2000. The increased deficit is due to a $2.0 million decrease in current assets, primarily accounts receivable and cash offset by an increase in prepaid rent, compared to a $9.5 million increase in current liabilities, primarily bank overdraft, bank borrowings under the line of credit and accrued interest payable, less a decrease in accounts payable and accrued liabilities.

     Long-term assets decreased $7.1 million, or 4.1 percent, to $164.6 million at September 29, 2001 from $171.7 million at December 30, 2000. This decrease was primarily the result of scheduled depreciation and amortization of property and equipment, goodwill and deferred loan costs and the retirement of loan cost due to the extinguishment of debt.

     Mrs. Fields' Holding's operating activities provided cash of $8.3 million for the 39 weeks ended September 29, 2001, primarily due to an increase in non cash working capital of $8.7 million, an increase of $5.8 million over the comparable prior period, and from the recognition of an extraordinary gain in the amount of $5.3 million.

     Mrs. Fields' Holding utilized $14.6 million of cash in investing activities during the 39 weeks ended September 29, 2001, primarily for capital expenditures relating to new store construction, store remodels and renovations.

     Mrs. Fields' Holding generated $4.9 million in cash from financing activities during the 39 weeks ended September 29, 2001, primarily due to draws on the line of credit, bank overdrafts and issuance of common and preferred stock offset by a reduction in long-term debt.

     The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories; however, the increase in Mrs. Fields' franchise and license business does require the Company to carry a receivable from our franchisees and licensees. The Company continually invests in its business by upgrading and remodeling stores and adding new stores, carts, and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce working capital. During the 39 weeks ended September 29, 2001 and September 30, 2000, Mrs. Fields' Holding expended cash of $13.8 million and $4.4 million, respectively, for capital assets. The Company expects to expend a total of approximately $23 million for capital assets in 2001, inclusive of $8.7 million for stores built to sell to franchisees. Approximately $2 million of these locations have been sold. Management anticipates that these expenditures will be funded with cash generated from operating activities and short-term borrowings under its credit facility as needed.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for the Company's fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivative instruments as either assets or liabilities in the condensed consolidated balance sheet and measure those instruments at fair value. The Company adopted SFAS 133, as amended, during the first quarter of fiscal 2001. The adoption did not have a material impact on the Company's results of operations, financial position or liquidity.

     In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after September 29, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which changes the accounting treatment as it applies to goodwill and other intangibles assets after the assets have been initially recognized in the financial statements. These changes include non-amortization of goodwill over a pre-determinable, finite life; rather the goodwill and intangibles would have indefinite useful lives. The statement requires annual assessment for any impairment of the carrying value of the assets based upon an estimation of the fair value of the reporting unit to which the assets pertain. The effective date of this statement is for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 for its fiscal year beginning December 30, 2001. Upon adoption of SFAS 142, the Company will stop amortization of goodwill that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company will evaluate goodwill under SFAS No. 142 transitional impairment test and has not yet determined whether or not there will be an impairment loss. Any transitional impairment loss, which may be material, will be recognized as a change in accounting principle.

     In August 2001, the FASB issued SFAS 144, "Accounting for Impairment of Long-Lived Assets". The new standard supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required. The provisions of SFAS 144 are effective for financial statements beginning after December 15, 2001, but allow for early application. The Company has yet to determine whether the adoption of this statement will have a material effect on the Company's financial position and/or results of operations.

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

o Changes in general economic and business conditions, including continuing effects from the terrorist attack on September 11, 2001;

o Actions by competitors, including new product offerings and marketing and promotional successes;

o Claims which might be made against Mrs. Fields' Holding, including product liability claims;

o Changes in business strategy, new product lines, changes in raw ingredient and employee labor costs;

o    Changes in our relationships with our franchisees and licensees; and

o    Changes in mall customer traffic.

o The ability of TCBY to comply with its debt covenant requirements and the potential impact on the Company's management fee revenue and related cash flows.

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

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     None

(b)  FORMS 8-K

     A Form 8-K was filed on October 10, 2001, describing the reorganization of Mrs. Fields' Holding under which Mrs. Fields' Holding became a wholly-owned subsidiary of Mrs. Fields Famous Brands, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MRS. FIELDS' HOLDING COMPANY, INC.




/s/ LARRY A. HODGES                                         NOVEMBER 13, 2001
----------------------------------------                    -----------------
LARRY A. HODGES, PRESIDENT AND CEO                                DATE



/s/ SANDRA M. BUFFA                                         NOVEMBER 13, 2001
----------------------------------------                    -----------------
SANDRA M. BUFFA, SR. VICE PRESIDENT, CFO                          DATE
AND TREASURER (CHIEF FINANCIAL AND PRINCIPAL
ACCOUNTING OFFICER)