Form 10-Q
period 2002-03-30
MRS FIELDS HOLDING CO INC
filed 2002-05-14
CIK 1071629

Use these links to rapidly review the document
MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                              to

Commission File Number: 333-67393

MRS. FIELDS' HOLDING COMPANY, INC.
(Exact name of registrant specified in its charter)

Delaware	87-0563475
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)
2855 East Cottonwood Parkway, Suite 400 Salt Lake City, Utah	84121-7050
(Address of principal executive offices)	(Zip code)

(801) 736-5600
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The registrant had 100 shares of common stock, $0.001 par value, outstanding at May 14, 2002.

MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

ASSETS

	March 30, 2002	December 29, 2001
CURRENT ASSETS:
Cash and cash equivalents	$1,208	$3,536
Accounts receivable, net of allowance for doubtful accounts of $93 and $61, respectively	2,507	2,512
Amounts due from franchisees and licensees, net of allowance for doubtful accounts of $936 and $1,083, respectively $111 and $547, respectively	5,875	4,585
Amounts due from affiliates	3,700	552
Inventories	3,708	3,987
Prepaid rent and other	2,223	399
Assets held for sale	—	1,664

Total current assets	19,221	17,235

PROPERTY AND EQUIPMENT, at cost:
Leasehold improvements	39,346	42,205
Equipment and fixtures	29,646	29,091
Land	240	240

	69,232	71,536
Less accumulated depreciation and amortization	(38,058)	(36,943)

Net property and equipment	31,174	34,593

GOODWILL, net of accumulated amortization of $44,569 and $45,107, respectively	103,749	105,963

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $7,051 and $6,728, respectively	12,384	12,627

DEFERRED LOAN COSTS, net of accumulated amortization of $11,032 and $10,398, respectively	5,907	6,542

OTHER ASSETS	341	457

	$172,776	$177,417

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

LIABILITIES AND STOCKHOLDER'S DEFICIT

	March 30, 2002	December 29, 2001
CURRENT LIABILITIES:
Current portion of long-term debt	$1,774	$1,715
Current portion of capital lease obligations	761	850
Accounts payable	8,265	16,347
Bank overdraft	2,806	4,443
Bank borrowings under line of credit	9,110	4,601
Accrued liabilities	2,862	3,149
Current portion of store closure reserve	1,181	1,182
Accrued salaries, wages and benefits	4,147	4,219
Accrued interest payable	4,762	1,163
Sales taxes payable	747	1,121
Amounts due to affiliates	87	—
Current portion of deferred revenue	39	73

Total current liabilities	36,541	38,863
LONG-TERM DEBT, net of current portion and discount	166,397	165,922
CAPITAL LEASE OBLIGATIONS, net of current portion	404	559
STORE CLOSURE RESERVE, net of current portion	1,299	1,857
DEFERRED REVENUE, net of current portion	742	965

Total liabilities	205,383	208,166

MINORITY INTEREST	32	38

STOCKHOLDER'S DEFICIT:
Common stock, $.001 par value; 100 shares authorized, 100 shares outstanding	—	—
Additional paid-in capital	55,963	55,963
Accumulated deficit	(88,466)	(86,658)
Accumulated other comprehensive loss	(136)	(92)

Total stockholder's deficit	(32,639)	(30,787)

	$172,776	$177,417

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Dollars in thousands)

	13 Weeks Ended
	March 30, 2002	March 31, 2001
REVENUES:
Net store and food sales	$30,742	$31,289
Franchising and licensing	9,028	8,123
Mail order	2,219	2,014
Management fee revenue	3,290	3,175

Total revenues	45,279	44,601

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	19,261	18,386
Cost of sales—store and food	7,393	7,036
Franchising and licensing	1,883	1,718
Mail order	1,072	1,194
General and administrative	8,989	8,148
Store closure provision	—	8
Depreciation	2,425	2,417
Amortization—goodwill and intangibles	275	3,015

Total operating costs and expenses	41,298	41,922

Income from operations	3,981	2,679

OTHER EXPENSE, net:
Interest expense, net	(5,366)	(5,921)
Other (expense) income, net	(345)	9

Total other expense, net	(5,711)	(5,912)

Loss before provision for income taxes, minority interest, extraordinary item and preferred stock accretion and dividends of subsidiaries	(1,730)	(3,233)
PROVISION FOR INCOME TAXES	(84)	(6)

Loss before minority interest, extraordinary item and preferred stock accretion and dividends of subsidiaries	(1,814)	(3,239)
MINORITY INTEREST	6	2

Loss before extraordinary item and preferred stock accretion and dividends of subsidiaries	(1,808)	(3,237)
EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT, net of tax	—	5,343

Net (loss) income	(1,808)	2,106
PREFERRED STOCK ACCRETION AND DIVIDENDS	—	(188)

Net (loss) income applicable to common shares	$(1,808)	$1,918

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(1,808)	$1,918
Foreign currency translation adjustment	(44)	(28)

Comprehensive (loss) income	$(1,852)	$1,890

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	13 Weeks Ended
	March 30, 2002	March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,808)	$2,106
Adjustments to reconcile net loss to net cash used in operating activities:
Extraordinary gain	—	(5,343)
Depreciation and amortization	2,700	5,432
Amortization of deferred loan costs and accretion of loan discount	2,304	2,365
Deferred compensation	—	131
Loss on disposition of assets	337	16
Preferred stock accretion and dividends of subsidiaries	—	(188)
Minority interest	(6)	(8)
Changes in assets and liabilities:
Accounts receivable	5	1,397
Amounts due from franchisees and licensees	810	(2,801)
Amounts due to/from affiliates	(3,061)	(339)
Inventories	279	209
Prepaid rent and other	(1,824)	(2,636)
Other assets	1,778	(334)
Accounts payable	(8,082)	(6,460)
Accrued liabilities	(285)	(1,103)
Store closure reserve	(559)	(376)
Accrued salaries, wages and benefits	(72)	(592)
Accrued interest payable	3,599	3,643
Sales taxes payable	(374)	(474)
Deferred revenue	(257)	(167)

Net cash used in operating activities	(4,516)	(5,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,158)	(1,917)
Proceeds from the sale of property and equipment	1,898	6

Net cash provided by (used in) investing activities	740	(1,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(1,638)	4,540
Borrowings under line of credit	4,509	3,490
Reduction of long-term debt	(1,135)	(15,227)
Principal payments on capital lease obligations	(244)	(243)
Issuance of preferred stock	—	14,541

Net cash provided by financing activities	1,492	7,101

Effect of foreign exchange rate changes on cash	(44)	(28)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,328)	(360)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,536	4,690

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,208	$4,330

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$217	$250
Cash paid for income taxes	77	157

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

MRS. FIELDS' HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by Mrs. Fields' Holding Company, Inc. and subsidiaries ("Mrs. Fields' Holding" or the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Mrs. Fields' Holding as of March 30, 2002 and December 29, 2001, and the results of its operations and its cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2001 contained in Mrs. Fields' Holding's annual report on Form 10-K.

        The results of operations for the 13 weeks ended March 30, 2002 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 28, 2002. Loss per share information is not presented as Mrs. Fields' Holding is wholly owned by Mrs. Fields Famous Brands, Inc. ("Famous Brands") and, therefore, its shares are not publicly traded.

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

        Management periodically reassesses the remaining store closure reserves based on all available relevant data. If and when a reserve that was established as part of purchase accounting is not fully utilized, the Company reduces the reserve to zero and goodwill is adjusted for the corresponding amount. Reserves for closed stores that are settled on terms more favorable than were originally estimated and expensed through the store closure provision are reversed through the store closure provision (reversal) in the statement of operations. As of March 30, 2002, the remaining store closure reserve was $2.5 million.

Consolidated Analysis

        The following table presents a summary of the activity in the store closure reserve during the 13 weeks ended March 30, 2002 and March 31, 2001 (in thousands):

	Mrs. Fields, Inc. and Original Cookie Co.		H&M		Pretzel Time		Great American		Pretzelmaker		Consolidated
	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Business Combination and Subsequent Adjustments	Company Owned Stores Unrelated to Acquisition	Total Business Combinations and Company Owned Stores
Balance, December 29, 2001	$515	$1,348	$286	$113	$32	$89	$549	$—	$75	$32	$1,457	$1,582	$3,039
Utilization for the 13 weeks ended March 30, 2002	(121)	(184)	(12)	(90)	(5)	—	(131)	—	(8)	(8)	(277)	(282)	(559)

Balance, March 30, 2002	$394	$1,164	$274	$23	$27	$89	$418	$—	$67	$24	$1,180	$1,300	$2,480

Balance, December 30, 2000	$863	$1,219	$359	$85	$65	$—	$1,113	$—	$75	$—	$2,475	$1,304	$3,779
Utilization for the 13 weeks ended March 31, 2001	(93)	(129)	(27)	(21)	(10)	—	(89)	—	(7)	—	(226)	(150)	(376)

Balance, March 31, 2001	$770	$1,090	$332	$64	$55	$—	$1,024	$—	$68	$—	$2,249	$1,154	$3,403

(4)  REPORTABLE SEGMENTS

        Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management to decide how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. Mrs. Fields' Holding has four reportable operating segments; namely, Company owned stores and related activity, franchising activity, licensing activity, and mail order activity. The segments are determined by revenue source: Company owned stores, franchising, licensing and mail order. The Company owned stores segment consists of both cookie and pretzel stores owned and operated by the Company along with sales of branded cookie dough to retailers. The franchising and licensing segments consist principally of cookie and pretzel stores, which are owned and operated by third parties who pay an initial franchise or license fee and monthly royalties based on a percentage of sales and other licensing activity not related to cookie or pretzel stores. The mail order segment includes sales generated from the Company's mail order gift catalog and web site. Sales and transfers between segments are eliminated in consolidation.

        Mrs. Fields' Holding evaluates the performance of each operating segment based on contribution margin. Contribution margin is computed as the difference between the revenues generated by a reportable segment and the selling and store occupancy costs and cost of sales related to that reportable segment. Mrs. Fields' Holding does not allocate any revenue generated from the TCBY management fee, general and administrative expense, other income (expense), interest expense, depreciation and amortization, or assets to its reportable operating segments. Mrs. Fields' Holding does not separate the costs incurred while performing activities for the TCBY Management Agreement from costs of operating Mrs. Fields' Holding, as most of Mrs. Fields' Holding's employees support both companies. Therefore, the activity of managing TCBY is not reported as a separate segment. Segment revenue and contribution margin are presented in the following table (in thousands):

	Company Owned Stores	Franchising	Licensing and Other	Mail Order	Total
13 weeks ended March 30, 2002
Revenue	$30,742	$6,038	$2,990	$2,219	$41,989
Contribution margin	4,088	4,155	2,990	1,147	12,380
13 weeks ended March 31, 2001
Revenue	$31,289	$5,606	$2,517	$2,014	$41,426
Contribution margin	5,867	3,888	2,517	820	13,092

        The reconciliation of contribution margin to net loss is as follows (in thousands):

	13 Weeks Ended
	March 30, 2002	March 31, 2001
Contribution margin	$12,380	$13,092
Management fee revenue	3,290	3,175
General and administrative expense	(8,989)	(8,148)
Store closure provision	—	(8)

EBITDA(1)	6,681	8,111
Depreciation and amortization	(2,700)	(5,432)
Interest expense, net	(5,366)	(5,921)
Other (expense) income, net	(423)	5

Net loss before extraordinary item	(1,808)	(3,237)
Extraordinary item	—	5,343

Net (loss) income	$(1,808)	$2,106

(1)
EBITDA consists of earnings before depreciation, amortization, interest, income taxes, minority interest, preferred stock accretion and dividends and other income or expense. EBITDA is not intended to represent cash flows from operations as defined by accounting principles generally accepted in the United States and should not be considered as an alternative to net income (loss) as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA has been included in this presentation because it is one of the indicators by which Mrs. Fields assesses its financial performance and its capacity to service its debt. EBITDA may not be comparable to other similarly titled measures.

        The assets of the Company primarily relate to Company owned stores and related activity. Assets relating to franchising and licensing activity are primarily amounts due from franchisees and licensees and goodwill relating to franchising concepts.

        The Company has one customer, Nonni's, that accounted for $2.4 million, or 81.1 percent, of the licensing and other business segments revenue for the 13 weeks ended March 30, 2002, and $2.1 million, or 83.4 percent, for the 13 weeks ended March 31, 2001. There were no other customers who accounted for more than 10.0 percent of Mrs. Field's Holding's total revenue or any individual segment's revenue. The Company has a receivable of approximately $2.1 million from one franchisee, which represents 26.0 percent of the Company's total combined receivables. The receivable was collected in May 2002.

(5)  ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with its provisions. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of.

        The Company was required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective December 30, 2001. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted in full, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS 142 accounting literature prior to the full adoption of SFAS 142.

        SFAS 141 requires, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangibles asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        In connection with SFAS 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent that the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

        As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $103.7 million, unamortizable and amortizable identifiable intangible assets of $12.4 million. Amortization expense related to goodwill was $2.7 million for the 13 weeks ended March 31, 2001. The Company did not recognize any amortization expense related to goodwill for the 13 weeks ended March 30, 2002. Amortization expense related to intangibles was $275,000 and $287,000 for the 13 weeks ended March 30, 2002 and March 31, 2001, respectively.

        As of May 14, 2002, the Company has completed the identification of the Company's reporting units under SFAS 142, the carrying value of each of the reporting units and has engaged a professional appraisal firm to assess the fair value of each of the reporting units. Because of the continued extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. However, if an adjustment is required, it may be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Mrs. Fields' Holding is a wholly owned subsidiary of "Famous Brands", which was established to combine Mrs. Fields' Holding and TCBY Holding Company ("TCBY") under a common parent.

        Mrs. Fields' Holding is a holding company and does not have any material operations other than ownership of all of the capital stock of Mrs. Fields. Mrs. Fields has 11 wholly owned operating subsidiaries; namely, Great American Cookie Company, Inc., The Mrs. Fields' Brand, Inc., Pretzel Time, Inc., Pretzelmaker Holdings, Inc., Mrs. Fields' Cookies Australia, Mrs. Fields' Cookies (Canada) Ltd., H&M Canada, and Pretzelmaker of Canada, Peachtree Pretzel Time, Inc., Sunshine Pretzel Time Inc., and CMBC, Inc.; and three partially owned subsidiaries.

        Mrs. Fields' Holding, through its Mrs. Fields subsidiary, operates and franchises retail stores, which sell freshly baked cookies, brownies, pretzels and other food products through six specialty retail chains. As of March 30, 2002, Mrs. Fields' Holding owned and operated 140 Mrs. Fields Cookies stores, 35 Original Cookie Company stores, 87 Great American Cookies stores, 30 Hot Sam Pretzels stores, 130 Pretzel Time stores, 11 Pretzelmaker stores, and 17 Bakery Cookie Cafes in the United States. Additionally, Mrs. Fields has franchised or licensed 858 stores in the United States and 118 stores in several other countries.

        Mrs. Fields' Holding's business follows seasonal trends and is also affected by climate and weather conditions, which in turn affect mall traffic. Because Mrs. Fields' Holding's stores are heavily concentrated in shopping malls, the Company's sales performance is significantly dependent on the performance of those malls. Mrs. Fields' Holding typically experiences its highest revenues in the fourth quarter of the calendar year due to the holiday season.

        Mrs. Fields' Holding has entered into a Management Agreement (the "TCBY Management Agreement") with TCBY and TCBY Systems, LLC, a wholly owned subsidiary of TCBY, pursuant to which Mrs. Fields' Holding has agreed to manage and operate TCBY's business, and pay specified operating and other costs of TCBY, in exchange for a management fee ("Management Fee") paid by TCBY semi-monthly. Revenue generated from the Management Fee is reported under the caption "Management fee revenue" in the statement of operations. On August 31, 2001, the TCBY Management Agreement was amended to provide for the retention of certain amounts payable and release of such amounts based upon compliance with a ratio test included in a TCBY credit facility and that the payment of Management Fee and certain other amounts to be received by the Company under the TCBY Management Agreement would, under certain circumstances, be subordinated to certain indebtedness of TCBY. Included in amounts due from affiliates on the March 30, 2002, Condensed Consolidated Balance Sheet is approximately $725,000 related to such retention amount.

Results of Operations

        The following table sets forth, for the periods indicated, certain information relating to the operations of Mrs. Fields' Holding expressed in thousands of dollars and percentage changes from period to period.

	13 Weeks Ended
	March 30, 2002	March 31, 2001	% Change
	(Dollars in Thousands)
Statement of Operations Data:
REVENUES:
Net store and food sales	$30,742	$31,289	(1.7)
Franchising and licensing	9,028	8,123	11.1
Mail order	2,219	2,014	10.2
Management fee revenue	3,290	3,175	3.6

Total revenues	45,279	44,601	1.5

OPERATING COSTS AND EXPENSES:
Selling and store occupancy costs	19,261	18,386	4.8
Cost of sales—store and food	7,393	7,036	5.1
Franchising and licensing	1,883	1,718	9.6
Mail order	1,072	1,194	(10.2)
General and administrative	8,989	8,156	10.2
Depreciation	2,425	2,417	0.3
Amortization—goodwill and intangibles	275	3,015	n/a

Total operating costs and expenses	41,298	41,922	(1.5)

Income from operations	3,981	2,679	48.6

OTHER EXPENSE, NET:
Interest expense, net	(5,366)	(5,921)	(9.4)
Other (expense) income, net	(339)	11	n/a
Provision for income taxes	(84)	(6)	n/a

Total other expense, net	(5,789)	(5,916)	(2.2)

Net loss before extraordinary item	(1,808)	(3,237)	(44.1)
Extraordinary item	—	5,343	n/a

Net (loss) income	$(1,808)	$2,106	n/a

EBITDA(1)	$6,681	$8,111	(17.6)

Cash flows from operating activities	$(4,516)	$(5,522)	(18.2)

Cash flows from investing activities	$740	$(1,911)	n/a

Cash flows from financing activities	$1,492	$7,101	(79.0)

OTHER DATA:
Number of Company owned store unit weeks	6,115	5,841	4.7
Unit week average ("UWA") sales	$5,003	$5,308	(5.7)
Year-over-year comparable store sales percent	(1.8)	0.3	n/a
Unit weeks—stores open more than 13 months	4,884	4,864	0.4
UWA sales—stores open more than 13 months	$5,416	$5,496	(1.5)

(1)
EBITDA consists of earnings before depreciation and amortization, interest, income taxes, minority interest, preferred stock dividends and accretion and other income or expense. EBITDA is not intended to represent cash flows from operations as defined by accounting principles generally accepted in the United States and should not be considered as an alternative to net loss as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA has been included because it is one of the indicators by which Mrs. Fields assesses its financial performance and its capacity to service debt. EBITDA may not be comparable to other similarly titled measures.

13 Weeks Ended March 30, 2002 (2002) Compared to the 13 Weeks Ended March 31, 2001 (2001)

        Income From Operations—Overview.    During the 13 week period ended March 30, 2002, the Company earned income from operations of $4.0 million compared to the same prior year 13 week period ended March 31, 2001 of $2.7 million. This represented an increase in operating income of $1.3 million or 48.6 percent over the same 13 week period for 2001. For the most part, this increase in operating income is due to a $2.7 million reduction in amortization of goodwill and intangibles as discussed below, an improvement in the contribution from non-store businesses offset by a decrease in store contribution and increased general and administrative expense.

        Store contribution for the 2002 13 week period decreased $1.8 million or 30.3 percent from $5.9 million for the 2001 13 week period to $4.1 million. The decrease resulted from the sale of 15 corporate owned stores to franchisees in early 2002, a $524,000 loss incurred at the Company's 48 Walmart locations for the 2002 13 week period, which were not open in the same period of 2001, and the recession experienced in the 2002 13 week period that commenced in late March 2001. The Walmart locations represent 10.0 percent of the Company's first quarter 2002 total unit weeks.

        Sales and operating performance of the Walmart locations continue to not meet management expectations. Sales on a unit week average (UWA) for the Walmart locations for the 2002 13 week period were $1,920 compared to $5,343 UWA-sales for the other corporate store locations.

        The impact of the recession resulted in a decrease in same store comparable sales for the 2002 13 week period of 1.8 percent compared to an increase in same store comparable sales for the 2001 13 week period of 0.3 percent.

        As discussed below, the results at the store contribution level were partially offset by strong performances in Franchising, Licensing, and Mail order.

        Company owned and Franchised or Licensed Store Activity.    As of March 30, 2002, there were 450 Company owned stores and 976 franchised or licensed stores in operation. The store activity for the 13 weeks ended March 30, 2002 and March 31, 2001 is summarized as follows:

	March 30, 2002		March 31, 2001
	Company owned	Franchised or Licensed	Company owned	Franchised or Licensed
Stores open as of the beginning of the period	463	990	440	951
Stores opened (including relocations and acquisitions)	4	14	17	29
Stores closed (including relocations)	(14)	(31)	(9)	(22)
Stores sold to franchisees	(13)	13	(3)	3
Stores acquired from franchisees	10	(10)	1	(1)

Stores open as of the end of the period	450	976	446	960

        Net Store and Food Sales.    Total net store and food sales, which includes sales from stores and sales of refrigerated cookie dough product to retail markets, decreased $547,000, or 1.7 percent, to $30.7 million for the 13 weeks ended March 30, 2002 from $31.3 million for the 13 weeks ended March 31, 2001. The decrease in store sales was the result of a $491,000 decrease in same store comparable sales. In addition, excluding the Walmart locations, the Company had a reduction of 333 store unit weeks, resulting in a sales shortfall from normalized UWA of $1.3 million. These decreases were partially offset by $1.2 million in sales generated through the Company's 48 Walmart locations, which opened in mid-to-late 2001.

        Cost of Sales.    Cost of sales for the 13 weeks ended March 30, 2002 increased $357,000 or 5.1 percent from the prior year 13 week period. As a percentage of net store and food sales, cost of sales—store and food increased to 24.0 percent for the 13 weeks ended March 30, 2002 from 22.5 percent for the 13 weeks ended March 31, 2001. This increase was again primarily due to the Company's Walmart locations where cost of sales were 46.1 percent-of-sales. Cost of sales associated with the Company's other store locations remained relatively consistent, increasing 0.6 percentage points as a percent-of-sales from 2001 to 2002.

        Selling and Store Occupancy Costs.    Total selling and store occupancy costs increased $875,000, or 4.8 percent, to $19.3 million for the 13 weeks ended March 30, 2002 from $18.4 million for the 13 weeks ended March 31, 2001. The increase was primarily due to the 48 Walmart locations opened in mid-to-late 2001. Selling and store occupancy costs increased from 58.3 percent-of-sales from the 2001 13 week period to 62.6 percent-of-sales for the 2002 13 week period. This increase was due to the increase in selling and store occupancy costs associated with the Walmart locations where selling and store occupancy costs were 98.7 percent-of-sales. At the other Company owned store locations, selling and occupancy costs for the 2002 13 week period were 61.3 percent-of-sales compared to 59.4 percent for the 2001 13 week period.

        Labor costs associated with the non-Walmart locations increased from 28.0 percent-of-sales for the 2001 13 week period to 29.1 percent-of-sales for the 2002 13 week period as a result of lower sales volume on a UWA basis reflecting the impact of the recession, and increased employee benefit costs. Rent and occupancy costs were affected similarly, reflecting the difficulty in obtaining leverage of occupancy costs on lower sales volume. Rent and occupancy costs were 23.7 percent-of-sales for the 2002 13 week period compared to 22.8 percent for the prior year 13 week period for these non-Walmart locations.

        Other store and selling expenses increased 0.4 percent as a percent of net store and food sales to 8.8 percent of sales for the 13 week period ended March 30, 2002 from 8.4 percent of sales for the 13 week period ended March 31, 2001.

        Franchising and Licensing Revenues.    Franchising and licensing revenues for the 13 weeks ended March 30, 2002 experienced an increase of $905,000 or 11.1 percent compared to the 13 weeks ended March 31, 2001. Franchising revenues increased 7.6 percent, or $431,000, to $6.0 million for the 13 week period ended March 30, 2002 from $5.6 million for the 13 week period ended March 31, 2001. The increase in franchising revenues is primarily attributable to $310,000 in initial fees earned from the franchising of 15 Company owned stores during the 13 weeks ended March 30, 2002.

        Licensing and other revenues increased $472,000, or 18.8 percent, to $3.0 million for the 13 weeks ended March 30, 2002 from $2.5 million in the 13 weeks ended March 31, 2001. During the 2002 13 week period, the Company sold recipes to a national manufacturer of cookies to be distributed and sold through institutional and food service channels. Revenues recognized from the sale of these recipes in 2002 were $1.7 million. During the 2001 13 week period, the Company sold recipes to the same manufacturer for the sale and distribution of associated Mrs. Fields branded baked products through specified retail and geographic locations resulting in revenues of $1.0 million. Royalty revenues from the latter recipe sale for the 13 week period ended March 30, 2002 were $756,000 compared to $1.1 million for the 13 week period ended March 31, 2001. This decrease is due to initial orders to fill the channel in the first quarter 2001 that didn't repeat in 2002.

        Franchising and Licensing Expense.    Franchising and licensing expense increased $165,000, or 9.6 percent, to $1.9 million for the 13 week period ended March 30, 2002 from $1.7 million for the 13 week period ended March 31, 2001. The increase is comparable to the increase in franchising and licensing revenues and was principally the result of increased administrative costs.

        Mail Order Sales.    Total mail order revenue increased $205,000, or 10.2 percent, to $2.2 million for the 13 weeks ended March 30, 2002 from $2.0 million for the 13 weeks ended March 31, 2001. Mail order revenue consisted of sales through the Company's catalog and e-tailing web-site. The increase was primarily due to a $331,000 increase in mail order catalog and e-tailing sales, which was partially offset by a decrease of approximately $126,000 in product sales to the airline travel industry as a result of lower airline travel post-September 11.

        Mail Order Expense.    Mail order expenses were comparable for the 13 weeks ended March 30, 2002 to the 13 weeks ended March 31, 2001 at $1.1 million and $1.2 million, respectively. Cost of sales, as a percent of sales decreased to 32.0 percent for the 13 weeks ended March 30, 2002 from 38.0 percent for the 13 weeks ended March 31, 2001. Net contribution for Mail order increased $327,000, or 39.8 percent, for the 13 week period ended March 30, 2002 compared to the same prior year period.

        Management Fee Revenues.    Management fee revenue for the 13 weeks ended March 30, 2002 was $3.3 million compared to $3.2 million for the 13 weeks ended March 31, 2001, an increase of $115,000. The increase is primarily due from a decrease in the amount of the Management Fee that was required to be deferred during the 13 weeks ended March 30, 2002 under the TCBY Management Agreement.

        General and Administrative, and Other Expenses.    General and administrative expenses increased $833,000, or 10.2 percent, to $9.0 million for the 13 weeks ended March 30, 2002 from $8.2 million for the 13 weeks ended March 31, 2001. The increase in general and administrative expenses is principally due to an approximate $200,000 increase in advertising and marketing costs associated with franchising and licensing, an increase of $210,000 for additional staffing and travel costs incurred for operations and supervision of the corporate stores and franchised locations, increased general and administrative costs for health and workers compensation costs of $197,000, and increased promotional activities associated with 2002 Winter Olympics of $80,000 and increases in other general and administrative costs.

        Depreciation and Amortization Expense.    Total depreciation and amortization expense decreased by $2.7 million, or 50.3 percent, to $2.7 million for the 13 weeks ended March 30, 2002 from $5.4 million for the 13 weeks ended March 31, 2001. This decrease was principally the result of ceasing amortization, effective December 30, 2001, of goodwill upon adoption of SFAS No. 142, which changes the accounting treatment applied to goodwill and other intangible assets after the assets have been initially recognized in the financial statements.

        Interest Expense, Net.    Interest expense, net decreased $555,000 or 9.4 percent to $5.4 million for the 13 weeks ended March 30, 2002 compared to the 13 weeks ended March 31, 2001 of $5.9 million. This decrease was primarily due to a reduction in balances outstanding under the Company's 14 percent Senior Secured Discount Debentures. The company retired approximately, $27.1 million in principal value of the Company's Senior Secured Discount Debentures in March 2001.

        Other, Net.    Other expenses and other items changed $350,000 to a $339,000 expense for the 13 weeks ended March 30, 2002 from $11,000 of income for the period ended March 31, 2001. The increase in other expense was the result of a net loss on 15 stores sold to franchisees.

        Extraordinary Item.    The Company recognized an extraordinary gain in the amount of $5.3 million during the 13 weeks ended March 30, 2002 in connection with the early extinguishments at a discounted price of its 14 percent Senior Secured Discount Debentures.

Liquidity and Capital Resources

        General.    The Company's principal sources of liquidity are cash flows from operating activities, cash on hand and available borrowings under its existing revolving credit facility. The Company can also sell Company owned stores, if necessary, to raise additional working capital. At March 30, 2002, the Company had $1.2 million of unrestricted cash and cash equivalents, a bank overdraft of $2.8 million, the availability of, but no commitment for, $3.8 million of borrowings under capital leases and $678,000 available under the revolving credit facility that expires in March 2003. The maximum commitment under the credit facility will decrease to $7 million in September 2002, $6 million in October 2002, and $4 million in February 2003. The terms of the Company's indenture governing its outstanding senior notes limited the Company's ability to borrow under the credit facility to a total of $9.9 million at March 30, 2002. At March 30, 2002, the Company also had standby letters of credit totaling $610,000 outstanding, all of which are scheduled to mature prior to March 31, 2003. Capricorn III, one of Famous Brands' principal stockholders, has guaranteed up to the lesser of $3.5 million and 50 percent of the aggregate amount of the Company's revolving credit facility.

        Mrs. Fields' operations were negatively impacted by the recession that began in 2001 and have been further impacted by the events of September 11, 2001. Additionally, the Company has incurred net losses from the date of its formation resulting in a stockholder's deficit of $32.6 million at March 30, 2002. For the 13 weeks ended March 30, 2002, approximately $5.0 million of such net losses were the result of non-cash expenses, including depreciation and amortization of intangible assets and debt issuance costs.

        During 2002, the Company expects that its principal uses of cash will be for working capital, capital expenditures, store closure obligations, debt service requirements and other general corporate purposes. The Company expects to expend approximately $8.2 million for capital expenditures in fiscal year 2002 of which approximately $5.5 million will be used for the construction of new stores, $2.6 million will be used to remodel existing stores and $338,000 will be used for other non-store capital expenditures. Approximately $2.8 million of these expenditures for new store construction have been identified for possible sale to franchisees. In addition to its regular monthly debt service, the Company has large semi-annual interest payments on its long-term notes of $7.1 million due June 1, 2002 and December 1, 2002. The Company has $28.0 million of 14.0 percent Senior Secured Discount Notes that will require semi-annual cash interest payments of $1.9 million commencing June 1, 2003. Other than amounts available to Mrs. Fields' Holding under its Tax Sharing Agreement with Mrs. Fields, Mrs. Fields' Holding does not currently have the ability to generate cash to pay interest and principal amounts due under its 14.0 percent Senior Secured Discount Notes, due to limitations included in its Mrs. Fields loan indenture. These 14.0 percent Senior Secured Discount Notes mature August 2005 and the Company's 10 1/8 percent Senior Notes of $140.0 million mature November 2004. Management anticipates that these expenditures will be funded with cash generated from operating activities and short-term borrowings under its credit and lease facilities as needed and that its sources of cash will be adequate to meet requirements through at least fiscal 2002.

        The Company is in compliance with its covenants under its revolving credit facility, 10 1/8 percent Senior Notes, and 14.0 percent Senior Secured Discount Notes at March 30, 2002.

March 30, 2002 Compared to December 29, 2001

        As of March 30, 2002, the Company had liquid assets (unrestricted cash and cash equivalents and accounts receivable) of $9.6 million, a decrease of 9.8 percent, or $1.0 million, from December 29, 2001 when liquid assets were $10.6 million. Current assets increased by $2.0 million, or 11.5 percent, to $19.2 million at March 30, 2002 from $17.2 million at December 29, 2001. This increase was primarily the result of an increase in amounts due from franchisees and licensees, amounts due from affiliates, and prepaid rents, partially offset by a decrease in cash and cash equivalents, inventories, and assets held for sale that were sold to franchisees in 2002.

        Long-term assets decreased $6.6 million, or 4.1 percent, to $153.6 million at March 30, 2002 from $160.2 million at December 29, 2001. This decrease was primarily the result of depreciation and amortization of property and equipment, intangibles and deferred loan costs.

        Current liabilities decreased by $2.3 million, or 6.0 percent, to $36.5 million at March 30, 2002 from $38.9 million at December 29, 2001. This decrease is due to a decrease in accounts payable, accrued liabilities, bank overdraft, and sales tax payable, which was partially offset by an increase in bank borrowings under the line of credit and accrued interest payable.

        The Company's working capital deficit decreased by $4.3 million, or 19.9 percent, to a deficit of $17.3 million at March 30, 2002 from a deficit of $21.6 million at December 29, 2001, for the reasons described above.

        The Company utilized $4.5 million of cash from operating activities during the 13 weeks ended March 30, 2002, primarily from reducing accounts payable. The Company generated $740,000 of cash from investing activities during the 13 weeks ended March 30, 2002, primarily from proceeds relating to the sale of 15 stores to franchisees, which was partially offset by capital expenditures. The Company generated $1.5 million of cash from financing activities during the 13 weeks ended March 30, 2002, principally due to increased borrowing under the Company's line of credit.

        The specialty cookie and pretzel businesses do not require the maintenance of significant receivables or inventories. However, the Company continually invests in its business by upgrading and remodeling stores and adding new stores, carts and kiosks as opportunities arise. Investments in these long-term assets, which are key to generating current sales, reduce its working capital. During the 13 weeks ended March 30, 2002 and March 31, 2001, Mrs. Fields' Holding expended cash of $1.2 million and $1.9 million, respectively, for capital assets.

Inflation

        The impact of inflation on the earnings of the business has not been significant in recent years. Most of the Company's leases contain escalation clauses (however, such leases are accounted for on a straight-line basis as required by accounting principles generally accepted in the United States, which minimizes fluctuations in operating income) and many of Mrs. Fields' Holding's employees are paid hourly wages at the Federal minimum wage level. Minimum wage increases will negatively impact Mrs. Fields' Holding's payroll costs in the short term, but management believes such impact can be offset in the long term through operational efficiency gains and, if necessary, through product price increases.

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

        Related Party Transactions.    Mrs. Fields has contractual relationships with various affiliates, primarily TCBY, which are intended to be fair to the parties involved in the transactions and on terms similar to what could be negotiated with independent third parties. Sometimes the Company is required to negotiate the agreements for both sides of the transaction. Also, inherent in any contractual relationship is the interpretation of the intent of the agreement at a later time when unanticipated events occur. When situations like these occur, the Company attempts objectively to determine the terms of the transaction or interpret the intent of the agreement on a fair and independent basis. However, there is no guarantee that it will be successful in doing so. Individual affiliate transactions or a series of related transactions in excess of $1.0 million require a resolution by the Company's board of directors. Individual affiliate transactions or a series of related transactions in excess of $5.0 million require an "opinion of fairness" by an accounting, appraisal or investment banking firm.

        Impairment of Long-lived Assets.    The Company reviews its long-lived assets for impairment when circumstances indicate that the book value of an asset may not be fully recovered by the undiscounted net cash flow generated over the remaining life of the related asset or group of assets. If the cash flows generated by the asset are not sufficient to recover the remaining book value of the asset, the Company is required to write down the value of the asset. In evaluating whether the asset will generate sufficient cash flow to recover it's book value, the Company estimates the amount of cash flow that will be generated by the asset and the remaining life of the asset. In making its estimate, the Company considers the performance trends related to the asset, the likelihood that the trends will continue or change, both at the asset level as well as at the national economic level and the length of time that it expects to retain the asset.

        Allowance for Doubtful Accounts.    The Company sells product to and receives royalties from its franchisees and sells product to other customers. Sometimes these franchisees and customers are unable or unwilling to pay for the products that they receive or royalties that they owe. Factors that affect the Company's ability to collect amounts that are due to Mrs. Field's include the financial strength of a franchisee or customer and its operations, the economic strength of the mall where the franchisee is located and the overall strength of the retail economy. Mrs. Field's is required to establish an estimated allowance for the amounts included in accounts receivable that it will not be able to collect in the future. To establish this allowance, it evaluates the customer's or franchisee's financial strength, payment history, reported sales and the availability of collateral to offset potential losses. If the assumptions that are used to determine the allowance for doubtful accounts change, Mrs. Field's may have to provide for a greater level of expense in future periods or to reverse amounts provided in prior periods.

        Store Closure Reserve.    The Company will periodically close under-performing stores, either individually or as part of an overall store closure plan. When a store is targeted for closure, it records a provision for costs that will be incurred in closing the store, which are predominately estimated lease termination costs. The costs include both settlement payments and continued contractual payments over time under original lease agreements. The amount of the provision is allocated between current amounts that are estimated to be paid within one year and long-term amounts that are estimated to be paid thereafter. The amount of the estimated reserve and the timing of the payments are affected by Mrs. Field's ability to settle with the landlord for amounts less than the amount reserved and the timing of the settlement payments agreed to in the settlement.

        Implementation of Recent Accounting Pronouncements.    In 2002, the Company adopted SFAS 141 and 142. These pronouncements require a valuation of the intangible assets associated with its various operating segments. To the extent that the fair value associated with the intangible asset is less than the recorded value, Mrs. Field's will be required to write down the value of the related intangible asset. The valuation of the intangible assets will be affected by, among other things, the Company's business plan for the future, its estimated results of future operations and the comparable companies that are used to value its intangible assets. Changes in Mrs. Fields' business plan or operating results that are different than the projections used to develop the valuation of its intangible assets will have an impact on the valuation of its intangible assets. Also, the decision to use one company vs. another company as a benchmark may have an impact on the valuation of its intangible assets.

Recent Accounting Pronouncements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        There have been no significant changes in market risks since the end of the Company's December 29, 2001 year. For more information, please read the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 29, 2001.

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

PART II—OTHER INFORMATION

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

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        None

(b)
Forms 8-K

        On April 26, 2002, Mrs. Fields' Holding Company, Inc. filed a current report on Form 8-K under item 4 regarding the change in registrant's certifying accountants.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRS. FIELDS' HOLDING COMPANY, INC.
/s/ LARRY A. HODGES Larry A. Hodges, President and CEO	May 14, 2002 Date
/s/ SANDRA M. BUFFA Sandra M. Buffa, Sr. Vice President and CFO (Chief Financial and Principal Accounting Officer)	May 14, 2002 Date